Form 10-Q
period 2011-03-31
Empire Global Gaming, Inc.
filed 2011-05-13
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2011

Commission File Number: 333-169531

EMPIRE GLOBAL GAMING, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-2529852
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 Woodside Avenue Bellport, New York 11713	11713
(Address of principal executive offices)	(Zip code)

(877) 643-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files);

Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 50,000,000 shares of common stock outstanding as of May 13, 2011.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$24,257	$64,294
Total current assets	24,257	64,294

Total assets	24,257	64,294

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,149	$18,717
Total liabilities	6,149	18,717

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 980,000,000 authorized,
50,000,000 and 50,000,000 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	50,000	50,000
Additional paid-in capital	124,000	124,000
Accumulated deficit during the development stage	(155,892)	(128,423)
Total stockholders' equity	18,108	45,577

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,257	$64,294

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

			From inception
	March 31,	March 31,	May 11, 2010 to
	2011	2010	March 31, 2011

REVENUES	$14	$-	$14

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

GENERAL & ADMINISTRATIVE EXPENSES:
Bank service charges	245	-	582
Advertising and promotion	-	-	3,700
Business licenses and permits	-	-	12,729
Computer and internet expense	90	-	413
Office supplies	-	-	420
Postage and delivery	-	-	19
Printing and reproduction	-	-	550
Compensation expense	-	-	89,320
Professional fees	27,148	-	48,173
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	27,483	-	155,906

NET LOSS	(27,469)	-	(155,892)

ACCUMULATED DEFICIT, beginning of period	(128,423)	-	-

ACCUMULATED DEFICIT, end of period	(155,892)	-	(155,892)

Net loss per common share - basic and diluted	$0.00	-	$0.00

Weighted average of common shares outstanding	50,000,000	-	49,354,938

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

		From inception
	March 31,	May 11, 2010 to
	2011	March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(27,469)	$(155,892)
Stock for services	-	49,000
Adjustments to reconcile net loss to net cash
provided by operation activities:
Increase (decrease) in accounts payable	(12,568)	6,149
Net cash used in operating activities	$(40,037)	$(100,743)

Cash flows used in Financing Activities:
Proceeds from issuance of Common Stock	-	125,000
Net cash provided by investing activities	-	125,000

NET INCREASE(DECREASE) IN CASH	(40,037)	24,257

CASH AT BEGINNING OF THE PERIOD	64,294	-

CASH AT THE END OF THE PERIOD	$24,257	$24,257

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the period from inception (May 11, 2010) to December 31, 2010.

Empire Global Gaming, Inc. was incorporated in the State of Nevada on May 11, 2010 in order to acquire certain U.S Patent license agreements pertaining to roulette and actively engage in the gaming business worldwide and has just recently commenced operations in June, 2010.  Empire Global Gaming, Inc. was founded to develop, manufacture and sell Class II & Class III Casino electronic and table games for the general public and casinos worldwide. The Company owns exclusive rights through license agreements to four U.S. Patents consisting of 14 roulette games. EGGI also sells a complete line of public & casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. These patents are certified by Gaming Laboratories International to minimize any unfairness in the multi-number bets in roulette (American double 0 & European single 0) to both players and casinos. One of the patents controlled by EGGI is for a “new number pattern and board layout” that will insure the various gaming control boards and commissions in the United States and eventually worldwide, that the highest standards of security and integrity are met.

The Company’s website has been launched.  Empire Global Gaming, Inc. has virtually no operations, assets or revenue and has net losses consisting of pre-operating and start-up expenses, of $155,892. Empire Global Gaming, Inc.’s Common Stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that its Common Stock will ever develop a market.

Empire Global Gaming, Inc. is controlled by two individuals who devote approximately 25 hours each week of their time to the business of Empire Global Gaming, Inc.

The Company currently has limited operations in accordance with Financial Accounting Standard Board Codification (“FASB ASC”) Development Stage Entities topic. The Company has been in the development stage since its formation and has realized no revenues from its operations.  The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage entities.  A development stage entity is one in which planned principal operations has not commenced or if its operations have commenced, there has been no significant revenues there from.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Empire Global Gaming, Inc.

As the Company did not form until May 11, 2010, the financial statements presented do not reflect any financial transactions or balances as of March 31, 2010 for comparison purposes.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated no revenue, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $27,469 for the three months ending March 31, 2011 and $155,892 for the period from inception (May 11, 2010) to March 31, 2011 and working capital of $18,108 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Note 4.  Subsequent Events

Management evaluated all activity of the Company through May 13, 2011 (the issue date of the Financial Statements) and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended March 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

In general

We presently sell our ancillary gaming products in the United States but contemplate selling and leasing our products worldwide, in the future.

Although the Company has obtained the license for the manufacturing, sale, marketing and licensing of the four roulette patents, the Company has not developed or manufactured any products for license, lease or sale to casinos as of yet.  The Company has not, as of yet, arranged for any lines of credit, and we have no commitments, written or oral, from officers, directors or shareholders to provide the Company with advances, loans or other funding for our operations.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Results of Operations for the three months period ended March 31, 2011

Empire Global Gaming, Inc. was incorporated on May 11, 2010, and as such has no meaningful results of operations for the three months period ended March 31, 2011.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated no revenue, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $155,892 for the period of May 11, 2010 to March 31, 2011 and working capital of $18,108 at March 31, 2011.  Because of these factors our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources – Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

We had $24,257 cash on hand as of March 31, 2011 compared to $64,294 as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected.

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2010 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended March 31, 2011, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

During the period covered by this Report, we have not sold any of our securities that were not registered under the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      REMOVED AND RESERVED

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: May 13, 2011	By:	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: May 13, 2011	By:	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director