Form 10-Q
period 2011-06-30
Empire Global Gaming, Inc.
filed 2011-08-15
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 50,521,000 shares of common stock outstanding as of August 12, 2011.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011 (Unaudited)	2010 (Audited)
ASSETS

CURRENT ASSETS
Cash	$111,866	$64,294
Total current assets	111,866	64,294

Total assets	111,866	64,294

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,899	$18,717
Total liabilities	3,899	18,717

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 980,000,000 authorized,
50,521,000 and 50,000,000 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	50,521	50,000
Additional paid-in capital	253,729	124,000
Stock payable	-	-
Accumulated deficit during the development stage	(196,283)	(128,423)
Total stockholders' equity	107,967	45,577

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,866	$64,294

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		From Inception
	June 30,	June 30,	June 30,	June 30,	May 11, 2010 to
	2011	2010	2011	2010	June 30, 2011

REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

GENERAL & ADMINISTRATIVE EXPENSES:
Bank service charges	23	19	34	19	371
Credit card fees	210	-	430	-	430
Advertising and promotion	-	-	-	-	-
Business licenses and permits	750	825	750	825	13,479
Computer and internet expense	819	-	909	-	4,932
Marketing	-	-	-	-	-
Meals and entertainment	113	-	113	-	113
Office supplies	109	-	109	-	530
Postage and delivery	18	-	18	-	36
Printing and reproduction	1,907	-	1,907	-	2,457
Compensation expense	-	61,000	-	61,000	89,320
Professional fees	36,442	-	63,590	-	84,615
TOTAL GENERAL & ADMINISTRATIVE
EXPENSES	40,391	61,844	67,860	61,844	196,283

NET LOSS	(40,391)	(61,844)	(67,860)	(61,844)	(196,283)

ACCUMULATED DEFICIT, beginning of period	(155,892)	-	(128,423)	-	-

ACCUMULATED DEFICIT, end of period	(196,283)	(61,844)	(196,283)	(61,844)	(196,283)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding	50,246,440	46,060,000	50,123,901	46,060,000	49,550,424

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six	From inception
	Months Ended	May 11, 2010 to
	June 30, 2011	June 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(67,860)	$(196,283)
Stock for services	-	130,250
Adjustments to reconcile net loss to net cash
provided by operation activities:
Accounts payable	(14,818)	3,899
Other payable	-	-
Net cash used in operating activities	$(82,678)	$(62,134)

Cash flows used in Financing Activities:
Proceeds from issuance of common stock	130,250	174,000
Net cash provided by investing activities	130,250	174,000

NET INCREASE IN CASH	47,572	111,866
CASH AT BEGINNING OF THE PERIOD	64,294	-
CASH AT THE END OF THE PERIOD	$111,866	$111,866

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the period from inception (May 11, 2010) to December 31, 2010.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Empire Global Gaming, Inc.

Empire Global Gaming, Inc. was incorporated in the State of Nevada on May 11, 2010 in order to acquire certain U.S Patent license agreements pertaining to roulette and actively engage in the gaming business worldwide and has just recently commenced operations in June, 2010.  Empire Global Gaming, Inc. was founded to develop, manufacture and sell Class II and Class III Casino electronic and table games for the general public and casinos worldwide. The Company owns exclusive rights through license agreements to four U.S. Patents consisting of 14 roulette games.  We also own the exclusive rights through license agreements to two patents that cover ten different Blackjack and Poker based Class II and III casino grade table games. We also sell a complete line of public and casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. The patents (relating to roulette) are certified by Gaming Laboratories International to minimize any unfairness in the multi-number bets in roulette (American double 0 and European single 0) to both players and casinos.  Also, other various games that are patented are mathematically certified by Gaming Laboratories International.

The Company’s website has been launched.  We have virtually no operations, minimal assets, no revenue and net losses since inception of $196,283 consisting of pre-operating and start-up expenses. Our Common Stock is not listed on any recognized exchange or quoted on any quotation medium. .

Our management consists of two individuals who devote approximately 25 hours each week to the business of the Company.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated no revenue, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $67,860 for the six months ending June 30, 2011 and $196,283 for the period from inception (May 11, 2010) to June 30, 2011, and working capital of $107,967 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended June 30, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

In General

We presently sell our ancillary gaming products in the United States but contemplate selling and leasing our products worldwide, in the future.

Although the Company has obtained the license for the manufacturing, sale, marketing and licensing of the four roulette patents, and certain other patents, the Company has not developed or manufactured any products for license, lease or sale to casinos as of yet.  We have not yet applied to any State Gaming Commission(s) to seek approval to sell any of our products.  The Company has not, as of yet, arranged for any lines of credit, and we have no commitments, written or oral, from officers, directors or shareholders to provide the Company with advances, loans or other funding for our operations.

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

Liquidity and Capital Resources
In the quarter ended June 30, 2011, we financed operations through the proceeds of the sale of our common stock.

We currently rely on the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2011, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2011, we plan to continue with efforts to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

Based upon our current cash reserves, we may not have adequate resource to meet our short term or long-term cash requirements. No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses.

Three Months Ended June 30, 2011 Compared to June 30, 2010

The following table summarizes the results of our operations during the three months ended June 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30/11
(unaudited)	6/30/10
(unaudited)	Increase
(Decrease)	Percentage
Increase
(Decrease)

Revenues	—	—	—	—
Operating expenses	40,391	61,844	21,453	(53.1)%
Net loss	(40,391)	(61,844)	21,453	(53.1)%
Loss per share of common stock	$(0.00)	$(0.00)	-	-

We recorded a net loss of $40,391 for the three months ended June 30, 2011 as compared with a net loss of $61,844 for the three months ended June 30, 2010. The decrease in net loss was primarily attributable to a increase in professional fees of $36,442 and a decrease in compensation expense of $61,000.

Six Months Ended June 30, 2011 Compared to June 30, 2010

The following table summarizes the results of our operations during the six months ended June 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/11
(unaudited)	6/30/10
(unaudited)	Increase
(Decrease)	Percentage
Increase
(Decrease)

Revenues	—	—	—	—
Operating expenses	67,860	61,844	6,016	22.4%
Net loss	(67,860)	(61,844)	6,016	14.1%
Loss per share of common stock	$(0.00)	$(0.00)	(0.00)	-

We recorded a net loss of $67,860 for the six months ended June 30, 2011 as compared with a net loss of $61,844 for the six months ended June 30, 2010. The increase in net loss was primarily attributable to an increase in professional fees of $63,590 and a decrease in compensation expense of $61,000.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected.

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2010 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended June 30, 2011, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      REMOVED AND RESERVED

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and from inception May 11, 2010 to June 30, 2011; (iii) Unaudited Statement of Stockholders’ Equity for the six months Ended June 30, 2011; (iv) Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2011 and from inception May 11, 2010 to June 30, 2011; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

* Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Empire Global Gaming, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated:           August 12, 2011
By     /s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated:           August 12, 2011
By       /s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director