Form 10-Q
period 2011-09-30
Empire Global Gaming, Inc.
filed 2011-11-14
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2011

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

Yes ☒ No ☐

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

There were 50,801,000 shares of common stock outstanding as of November 9, 2011.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011 (unaudited)	2010 (audited)
ASSETS

CURRENT ASSETS
Cash	$134,054	$64,294
Prepaid legal fees	8,199	-
Total current assets	142,253	64,294

Total assets	$142,253	$64,294

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$18,717
Total current liabilities and total liabilities	-	18,717

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 980,000,000 authorized,
50,781,000 and 50,000,000 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	50,781	50,000
Additional paid-in capital	318,469	124,000

Deficit accumulated during the development stage	(226,997)	(128,423)
Total stockholders' equity	142,253	45,577

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,253	$64,294

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended		From inception
	September 30,	September 30,	September 30,	September 30,	May 11, 2010 to
	2011	2010	2011	2010	September 30, 2011

REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

GENERAL & ADMINISTRATIVE EXPENSES:
Bank service charges	11	10	45	28	382
Business licenses and permits	-	-	750	825	13,479
Compensation expense	-	9,975	-	70,975	89,320
Computer and internet expense	-	84	909	84	4,932
Credit card fees	202	-	632	-	632
Dues and subscriptions	762	-	762	-	762
Meals and entertainment	76	-	189	-	189
Office supplies	426	450	536	450	956
Postage and delivery	22	19	39	19	58
Printing and reproduction	600	-	2,507	-	3,057
Professional fees	24,716	14,488	88,306	14,488	109,331
Travel expense	3,899	-	3,899	-	3,899
TOTAL GENERAL & ADMINISTRATIVE
EXPENSES	30,714	25,026	98,574	86,869	226,997

NET LOSS	(30,714)	(25,026)	(98,574)	(86,869)	(226,997)

ACCUMULATED DEFICIT, beginning of period	(196,283)	-	(128,423)	-	-

ACCUMULATED DEFICIT, end of period	$(226,997)	$(25,026)	$(226,997)	$(86,869)	$(226,997)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding	50,766,000	49,869,565	50,340,286	48,528,169	49,771,002

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the nine	From inception
	months ended	May 11, 2010 to
	September 30, 2011	September 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(98,574)	$(226,997)
Stock for services	-	49,000
Adjustments to reconcile net loss to net cash
provided by operation activities:
Prepaid legal fees	(8,199)	(8,199)
Accounts payable	(18,717)	-
Net cash used in operating activities	(125,490)	(186,196)

Cash flows used in Financing Activities:
Proceeds from issuance of common stock	195,250	320,250
Net cash provided by financing activities	195,250	320,250

NET INCREASE IN CASH	69,760	134,054
CASH AT BEGINNING OF THE PERIOD	64,294	-
CASH AT THE END OF THE PERIOD	$134,054	$134,054

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the period from inception (May 11, 2010) to December 31, 2010.

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

The Company’s website has been launched.  We have virtually no operations, minimal assets, no revenue and net losses since inception of $226,997 consisting of pre-operating and start-up expenses. Our Common Stock is not listed on any recognized exchange or quoted on any quotation medium. .

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated no revenue, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $98,574 for the nine months ending September 30, 2011 and $226,997 for the period from inception (May 11, 2010) to September 30, 2011, and working capital of $142,253 at September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended September 30, 2011.

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

Liquidity and Capital Resources

In the quarter ended September 30, 2011, we financed operations through the proceeds of the sale of our common stock.

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

Three Months Ended September 30, 2011 Compared to September 30, 2010

The following table summarizes the results of our operations during the three months ended September 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

	9/30/11	9/30/10
	(unaudited)	(unaudited)	Variance	Percentage
Revenues	-	-	-	-
Operating expenses	30,714	25,026	5,688	22.73%
Net loss	(30,714)	(25,026)	(5,688)	22.73%
Loss per share of common stock	$0.00	$0.00

We recorded a net loss of $30,714 for the three months ended September 30, 2011 as compared with a net loss of $25,026 for the three months ended September 30, 2010. The increase in net loss was primarily attributable to an increase in professional fees incurred by the Company during this period.

Nine Months Ended September 30, 2011 Compared to September 30, 2010

The following table summarizes the results of our operations during the nine months ended September 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

	9/30/11	9/30/10
	(unaudited)	(unaudited)	Variance	Percentage
Revenues	-	-	-	-
Operating expenses	98,574	86,869	11,705	13.47%
Net loss	(98,574)	(86,869)	(11,705)	13.47%
Loss per share of common stock	$0.00	$0.00

We recorded a net loss of $98,574 for the nine months ended September 30, 2011 as compared with a net loss of $86,869 for the nine months ended September 30, 2010.  The increase in net loss was primarily attributable to an increase in professional fees incurred by the Company during this period.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2010 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended September 30, 2011, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and from inception May 11, 2010 to September 30, 2011; (iii) Unaudited Statement of Stockholders’ Equity for the nine months Ended September 30, 2011; (iv) Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2011 and from inception May 11, 2010 to September 30, 2011; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated: November 10, 2011	By:	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: November 10, 2011	By:	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller,Secretary/Treasurer and Director