Form 10-K
period 2011-12-31
Empire Global Gaming, Inc.
filed 2012-03-30
CIK 1501862

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2011

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _______________ to _______________

Commission File Number: 333-169531

EMPIRE GLOBAL GAMING, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-2529852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Woodside Avenue
Bellport, New York 11713	11713
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (877) 643-3200

n/a
Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $2,793

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):  Common Stock ($.25/share) - $2,440,250

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  50,801,000 shares of common stock as of March 28, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Empire Global Gaming, Inc. (hereinafter referred to as “we,” “us,” “our” or “Company”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS.

Overview

Empire Global Gaming, Inc. (the “Company,” “We” or “Our”) was incorporated under the laws of the State of Nevada on May 11, 2010 to participate in the worldwide gaming market.  We offer custom game manufacturing, gaming solutions, supplies and custom game marketing.  We provide consulting and advisory services to the gaming industry.  We hold exclusive licenses for proprietary Class II and Class III grade Table Games for use in the home and casinos, as well as the rights to several other innovative board, dice, card and electronic games for use in the home and casinos.

Casino Grade Games

We hold licenses for eight patented Class II and III Casino Grade Mechanical & Electronic Games.  The games include (i) proprietary 20 sided dice game, (ii) combination game of poker and blackjack, side bet blackjack, and (iii) five patents covering roulette.  We also created a new proprietary variation on the standard deck of playing cards (patent pending).   We anticipate that these cards will be used in retail and casino sales.

Roulette

The Company has the exclusive rights through an exclusive license agreement to four U.S. Patents related to “roulette” that cover fourteen different roulette games via an Exclusive License Agreement granted by our President, Chief Executive Officer and Director (Mr. Nicholas Sorge Sr.), to market, sell, distribute and sublicense these patented roulette games.  We expect to license these games for royalties to casinos throughout the world after obtaining approval from the appropriate regulatory agency in each state or country, as is applicable.  We will also offer the casinos to purchase equipment with the new roulette game attributes and the table felt with the new number configurations from their own sources. We do not intend, at this time, to manufacture any equipment or products.

We intend to make application with the various prominent gaming control boards in the United States to obtain approval of the Company's licensed roulette games.    We had our Roulette games examined by a well respected and well known research firm in the gaming industry to verify certain aspects of our game.  Our New Balanced American and European Roulette Wheels and Layout with Digit-Bets was shown to beat the Standard American and European Roulette Wheels and Layout games in keeping the Fairness and Integrity of both Roulette games in all scenarios.  We have retained well known attorneys in the gaming space to advise us on the best methods of proceeding further with our proprietary Roulette.

Other Products

 We are working on developing some of our patented games into video and slot machine terminals as well as computer and mobile devices.  We also are attempting to develop a pick 3 lotto evaluation and analysis program.

The Company has taken certain steps to become fully “e-commerce” operational while awaiting Gaming Board approvals.  We operate a website where we sell certain equipment and proprietary games.   Our website is located at:  www.empireglobalgaminginc.com.

Industry Overview

The domestic and global gaming markets have grown rapidly and consistently over most of the last decade despite some slowdown in the past three years due to the macroeconomic recession. This growth has generally brought increased social and political acceptance of legalized gaming throughout many diverse societies. The conventional wisdom that the gaming industry is recession-proof has been challenged over the last three years However, recent economic pressures have prompted new efforts to legalize casino gaming and to liberalize gaming laws to fill fiscal gaps.  Furthermore, in the current environment, operators are pressured to extract the most out of existing operations by enhancing the competitiveness of their floor at minimal investment rather than deploying cash into new or expanded equipment or facilities. While historical U.S. trends suggest a resilient recovery will eventually be at hand, through our proprietary products we expect to offer the casino operator products that will enhance the gaming machine’s productivity while simultaneously enhancing the customer’s playing experience.

Competition

The gaming business is highly competitive. The principal areas of competition are pricing, packaging, development of new products, and marketing campaigns. Our products compete with a wide range of games produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do.

Government Regulation

We are subject to regulation by governmental authorities in most jurisdictions in which we operate.  Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses and findings of suitability for our officers, directors, and principal stockholders, registrations, and other required approvals with respect to us, our personnel, and our products are time consuming and expensive.  Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable.  We have not yet obtained approvals that enable us to conduct our (gaming) business in any jurisdictions.  In the event a gaming jurisdiction determines that an officer, director, key employee, stockholder, or other personnel of our company is unsuitable to act in such a capacity, we will be required to terminate our relationship with such person or lose our rights and privileges in that jurisdiction.  This may have a materially adverse effect on us.  We may be unable to obtain all the necessary licenses and approvals or ensure that our officers, directors, key employees, affiliates, and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which our products are sold or used.  The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and approvals in other jurisdictions.  In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.

Employees

We have two employees, Nicholas Sorge, Sr. (President and Director) and Dolores Marsh (Chief Financial Officer, Secretary and Director). We employ additional people on a part-time basis as needed.

Corporate Information

Our principal executive offices are located at 555 Woodside Ave, Bellport, New York 11713.  Our telephone number is 877-643-3200.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.    Description of Property.

The Company rents office space at 555 Woodside Avenue, Bellport, New York 11713. Office space is provided at no cost to the Company by Nicholas Sorge, Sr.

Item 3.    Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4.    Mine Safety Disclsures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock.  Our issued and outstanding common stock is held by approximately 57 holders of record.

We have not paid any cash dividends in the past. We anticipate that any earnings will be retained for development of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

Item 6.    Selected Financial Data.

As a “smaller reporting company, the Company is not required to provide this information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this report. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as those discussed elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement.

General

We presently sell our ancillary gaming products in the United States but contemplate selling and leasing our products worldwide, in the future.  Although the Company has obtained the license for the manufacturing, sale, marketing and licensing of the four roulette patents, the Company has not developed or manufactured any products for license, lease or sale to casinos as of yet.  Although the Company is licensed to manufacturer patented roulette wheels and tables, it has no intention of doing so now or in the foreseeable future.  The licensed games will not be available for sale on our website until approved by the applicable Gaming Control Board.

The Company has not, as of yet, arranged for any lines of credit, and we have no commitments, written or oral, from officers, directors or shareholders to provide the Company with advances, loans or other funding for our operations.

 Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," become effective for the Company for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

In June 2011, ASC 220, "Comprehensive Income," was amended and will become effective for the Company for fiscal years beginning after December 15, 2011, including retrospective adjustment. Such amendments allow the Company two options for the presentation of comprehensive income. Under either option, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity is eliminated. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

        In September 2011, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of goodwill impairment and will become effective for the Company for fiscal years beginning after December 15, 2011. The amended guidance allows the Company to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

Results of Operations

Year ended December 31, 2011 Compared to Year ended December 31, 2010

For the year ended December 31, 2011 we had sales of $2793, as compared to no sales for the year ended December 31, 2010.  The increase was due to the Company’s increased sales efforts.

Cost of Goods Sold

Cost of goods sold consists of the costs of our products.

Selling and Marketing expenses

We did not incur any selling and marketing expenses as all selling and marketing efforts were conducted by the officers, mainly through personal time and effort.

General and Administrative Expenses

During fiscal 2011 general and administrative expenses were $130,996 consisting primarily of professional fees, as compared to $128,423 in the same period in 2010.

 Net Loss

Our Net Loss was $130,996 in the period ended December 31, 2011, and $128,423 in the same period of 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had shareholders equity of $136,981 and we had positive working capital of $136,981 compared to shareholders equity of $45,577 and working capital of $45,577 at December 31, 2010. Cash and cash equivalents were $111,207 as of December 31, 2011, as compared to $64,294 at December 31, 2010. This increase in our working capital was primarily attributable to issuance of common stock.

We believe that the Company currently has the necessary working capital to support existing operations through 2012.  Our primary capital source will be cash flow from operations, as we anticipate reaching profitability in 2012.

Net cash used in operations during 2011 was $(153,337) compared with $(60,706) used in operations during the same period in 2010.   Cash used in operations during 2011 was primarily due to the net loss in the period and growth of the balance sheet.

Net cash used in investing activities of was unchanged during 2011 compared with 2010.

Net cash provided by financing activities of $200,250 during 2011 was primarily due to the sale of common stock.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $259,419 for the period of May 11, 2010 to December 31, 2011 and working capital of $114,831 at December 31, 2011.  Because of these factors our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.    Financial Statements and Supplementary Data.

Financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Empire Global Gaming, Inc.
(A Development Stage Company)
Bellport, New York

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the two years then ended and for the period from inception (May11, 2010) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Global Gaming, Inc.,(a Development Stage Company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from inception (May 11, 2010) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

March 14, 2012

Paritz & Company PAHackensack, New Jersey

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$111,207	$64,294
Accounts receivable	2,793	-
Inventory	19,357	-
Prepaid legal fees	3,624	-
Total current assets	136,981	64,294

Total assets	$136,981	$64,294

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$18,717
Total current liabilities and total liabilities	-	18,717

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 980,000,000 authorized,
50,801,000 and 50,000,000 shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	50,801	50,000
Additional paid-in capital	345,599	124,000
Deficit accumulated during development stage	(259,419)	(128,423)
Total stockholders' equity	136,981	45,577

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,981	$64,294

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the year ended		From inception
	December 31,	December 31,	December 31,	December 31,	May 11, 2010 to
	2011	2010	2011	2010	December 31, 2011

REVENUES	$2,793	$-	$2,793	$-	$2,793

COST OF GOODS SOLD	2,793	-	2,793	-	2,793

GROSS PROFIT	-	-	-	-	-

GENERAL & ADMINISTRATIVE EXPENSES:
Bank service charges	249	310	293	337	630
Business licenses and permits	-	11,904	750	12,729	13,479
Compensation expense	-	-	-	-	-
Computer and internet expense	2,179	3,939	3,089	4,023	7,111
Credit card fees	45	-	677	-	677
Dues and subscriptions	-	-	762	-	763
Meals and entertainment	300	-	489	-	489
Office supplies	1,035	(30)	1,571	420	1,991
Postage and delivery	74	-	113	19	132
Printing and reproduction	-	550	2,507	550	3,057
Professional fees	27,656	24,882	116,512	110,345	226,857
Travel expense	(666)	-	4,233	-	4,233
TOTAL GENERAL & ADMINISTRATIVE
EXPENSES	30,872	41,555	130,996	128,423	259,419

NET LOSS	$(30,872)	$(41,555)	$(130,996)	$(128,423)	$(259,419)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average of common shares outstanding	50,800,348	50,000,000	50,456,247	49,106,838	49,929,098

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MAY 11, 2010 TO DECEMBER 31, 2011

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance Inception May 11, 2010
Issuance of Common Stock for
founder shares May 11, 2010	49,000,000	49,000	-	-	49,000

Issuance of Common Stock	1,000,000	1,000	124,000	-	125,000

Net Loss at December 31, 2010	-	-	-	(128,423)	(128,423)

December 31, 2010	50,000,000	50,000	124,000	(128,423)	45,577

Issuance of Common Stock	801,000	801	199,449	-	200,250

Contributed inventory	-	-	22,150	-	22,150

Net Loss at December 31, 2011	-	-	-	(130,996)	(130,996)

December 31, 2011	50,801,000	50,801	345,599	(259,419)	136,981

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION, MAY 11, 2010 TO JUNE 30, 2011

		From inception
	For the year ended	May 11, 2010 to
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(130,996)	$(128,423)
Stock for services	-	49,000
Adjustments to reconcile net loss to net cash
provided by operation activities:
(Increase)/decrease in:
Accounts receivable	(2,793)	-
Inventory	2,793	-
Prepaid legal fees	(3,624)	-
Increase/(decrease) in:
Accounts payable	(18,717)	18,717
Net cash used in operating activities	(153,337)	(60,706)

Cash flows used in Financing Activities:
Proceeds from issuance of common stock	200,250	125,000
Net cash provided by financing activities	200,250	125,000

NET INCREASE IN CASH	46,913	64,294
CASH AT BEGINNING OF THE PERIOD	64,294	-
CASH AT THE END OF THE PERIOD	$111,207	$64,294

Non-Cash Transactions:
Contributed inventory	$22,150	$-

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Empire Global Gaming, Inc. (the “Company”) was incorporated in the State of Nevada on May 11, 2010 in order to acquire certain U.S Patent license agreements pertaining to roulette and actively engage in the gaming business worldwide and has just recently commenced operations in June, 2010.  Empire Global Gaming, Inc. was founded to develop, manufacture and sell Class II & Class III Casino electronic and table games for the general public and casinos worldwide. The Company owns exclusive rights through license agreements to four U.S. Patents consisting of 14 roulette games patents. EGGI also sells a complete line of public & casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. These patents are certified by Gaming Laboratories International to minimize any unfairness in the multi-number bets in roulette (American double 0 & European single 0) to both players and casinos. One of the patents controlled by the Company is for a “new number pattern and board layout” that will insure, the various gaming control boards and commissions in the United States and eventually worldwide, that the highest standards of security and integrity are met.

Empire Global Gaming, Inc. has net losses consisting of pre-operating and start-up expenses, of $259,419 from May 10, 2010 to December 31, 2011. Empire Global Gaming, Inc.’s Common Stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that its Common Stock will ever develop a market.

Empire Global Gaming, Inc. is controlled by two individuals (our President and Chief Financial Officer) who devote approximately 25 hours each of their time to the business of Empire Global Gaming, Inc.

The Company currently has limited operations in accordance with Financial Accounting Standard Board Codification (“FASB ASC”) Development Stage Entities topic. The Company has been in the development stage since its formation.  The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage entities.  A development stage entity is one in which planned principal operations has not commenced or if its operations have commenced, there has been no significant revenues there from.

Summary of Significant Accounting Policies

Advertising

The Company expenses advertising when incurred.  As of December 31, 2011, the Company has incurred advertising expenses of $0.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  However, the majority of our business operates in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Fair value of financial instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board  Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2011.
We maintain cash balances at highly-rated financial institutions in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 (a temporary increase which expires December 31, 2013). At December 31, 2011, we had no account balances over federally insured limits.

Fair Value of Financial Instruments

The carrying amounts for the Company’s accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments.

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss Per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. From inception, May 11, 2010, to December 31, 2011, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of December 31, 2011, the Company had no cash equivalents.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated revenue of $2,793, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $259,419 for the period of May 11, 2010 to December 31, 2011and $130,996 for the year ended December 31, 2011 and working capital of $114,831 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or increase revenues to continue operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources or increase revenues. Management’s plan is to continue progressing in its business plan and increase revenues, and if necessary, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the period presented because we have experienced operating losses since inception. Per authoritative guidance pursuant to accounting for income tax and uncertainty in income taxes, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset are as follows as of December 31, 2011:

December 31, 2011
Net operating loss carry forward at 35%	$44,948
Valuation allowance	(44,948)
Net deferred tax asset	$-

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$44,948
Increase in valuation allowance	(44,948)
Net deferred tax asset	$-

At the date of inception, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2011, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

NOTE 3.  INCOME TAXES (CONTINUED)

The Company files income tax returns in the United States federal jurisdiction.  The Company will file its U.S. federal return for the year ended December 31, 2011 in 2012. Once filed, the 2011 U.S. federal return will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Empire Global Gaming, Inc.’s management received 40,000,000 shares of restricted stock as compensation for contributing the business plan and its efforts in commencing operations, to the Company services. These 40,000,000 shares have been accepted as full compensation for management's services for the first year of operation.  Nicholas Sorge, Sr., President and Director received 40,000,000 shares for his services to the Company including developing the business plan for the Company and other miscellaneous administrative matters on behalf of the Company.  Dolores Marsh, Secretary, Chief Financial Officer, Controller and Director received 1,000,000 shares for her services to the Company including developing along with Nicholas Sorge, Sr., the business plan for the Company, devoting the time and skill necessary to negotiate with various vendors and undertaking various administrative matters on behalf of the Company.

In May 2010, Nicholas Sorge, Sr. loaned the Company the sum of $2,000 for monies to use to get the Company started and to pay for various out of pocket expenses.  It has been repaid by the Company in May 2010.

During 2011, Nicholas Sorge, Jr. contributed $22,150 of inventory to the Company.  Since the inventory was contributed the original cost to the stockholder was recorded to Additional Paid in Capital.  The Company paid and owes $0 to the stockholder.  This inventory consisted of various different gaming items for resale.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE 5.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through March 14, 2012 (the issue date of the Financial Statements) and noted the no subsequent events that would have a material impact on the financial statements as of and for the period ended December 31, 2011.

NOTE 6.  COMMON STOCK

The Company’s authorized Common Stock is 980,000,000 common shares with $0.001 par value.

During the year ended December 31, 2011, 801,000 shares of Common Stock were sold and issued as follows: 348,000 shares on May 9, 2011, 40,000 shares on May 23, 2011, 73,000 shares on May 31, 2011, 20,000 shares on June 15, 2011, 40,000 shares on June 22, 2011, 60,000 shares on July 1, 2011, 160,000 shares on July 5, 2011, 40,000 shares on July 13, 2011, and 20,000 shares on October 3, 2011.

As of December 31, 2011, the Company has 50,801,000 shares of Common Stock issued and outstanding.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our certified public accountants on accounting matters or financial disclosure.

Item 9a:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information.

None.

PART III

Item 10: Directors, Executive Officers And Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
Nicholas Sorge, Sr.	48	President & Director	May 2010
Dolores Marsh	70	Secretary, Chief Financial Officer & Director	May 2010

Nicholas Sorge, Sr. is the founder and current President and Director of Empire Global Gaming, Inc. and has been since his appointment to the Board of Directors on May 11, 2010.  He personally created a revolutionary new system for roulette which led him to obtain U.S. Patents pertaining to roulette and other games.  He has licensed Empire Global Gaming, Inc. as the exclusive licensee for four of his patents covering fourteen roulette games.  For the past 27 years Mr. Sorge has served Pallets R Us, Inc. of Bellport, New York, as its President.  Pallets R Us, Inc. is an industrial pallet manufacturer servicing the tri-state area of New York, New Jersey, Connecticut and Pennsylvania since 1984.

Dolores Marsh is the current Secretary, Chief Financial Officer and Director of Empire Global Gaming, Inc. since May 11, 2010.  Ms. Marsh is a native of New York and lives in Manhattan.  She graduated from NYU with a BA in Business.  She founded The Media Department of New York in 1980 and has served as its President and CEO for the past thirty years.  The Media Department of New York is a successful independent media planning and buying company with offices in midtown and downtown New York City.  The company works with national advertising agencies and clients offering them complete media capabilities.  Ms. Marsh is the aunt of Mr. Sorge.

No Involvement in Certain Legal Proceedings

During the past ten years, none of our executive officers/directors have been involved in any of the following:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of  any officer or director, or any partnership in which any officer or director was a general partner at or within two years before the time of such filing, or any corporation or business association of which any officer or director was an executive officer at or within two years before the time of such filing;

2.	No officer or director was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
No officer or director was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment Company, bank, savings and loan association or insurance Company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
No officer or director was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
No officer or director was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
No officer or director was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
No officer or director was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
No officer or director was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file.  We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2011.

Code of Ethics

We have not adopted a formal code of ethics statement. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

Committees

Since we do not have an audit or nominating committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Item 11: Executive Compensation

The following table sets forth the cash and non-cash compensation paid by the Company to its President and all other executive officers for services rendered to date.  No salaries are being paid at the present time.  There were no grants of options or SAR grants given to any executive officers during the current fiscal year.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President	2011	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial Officer	2011	0	0	0		0	0	0	0	0

(1)  Valuation of the shares granted to executives was based upon the fair value of the shares when granted pursuant to FASB ASC Topic 718.  Shares were granted and delivered at the time of the incorporation of the Company and were for services rendered to the Company in the development of the business plan and for services to the Company in the performance of duties as officers and directors of the Company.  The shares were valued at $.001 per share.  We have made no provisions for cash compensation to its officers and directors.   Management received 41,000,000 shares of common stock as compensation for contributing the business plan to the Company and for services. These 41,000,000 shares have been accepted as full compensation for management’s services for the first year of operation. The amounts listed in the Stock Awards column above have been calculated based upon the aggregate grant date value computed in accordance with FASB ASC Topic 718.

Employment Contracts

We currently have no employment agreements or compensatory plan or arrangement in effect with our officer/director.

Compensation Arrangements of Services Provided as a Director

We have no arrangements with our directors for compensation regarding service on the board nor has either of our directors received any compensation for service on our board during the last fiscal year.

Item 12: Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of Empire Global Gaming, Inc.’s Common Stock as of March 28, 2012, by (i) each person known by Empire Global Gaming, Inc. to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of Empire Global Gaming, Inc., (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Nicholas Sorge, Sr. (2) 555 Woodside Ave. Bellport New York 11713	40,000,000	78.7%

Dolores Marsh (3) 555 Woodside Ave. Bellport New York 11713	1,040,000	2.0%

Officers and Directors as a Group	41,040,000	80.8%

(1)	The above table is based on 50,801,000 shares of Common Stock outstanding.

(2)	Nicholas Sorge, Sr. is the President and Director of the Company. Mr. Sorge is the nephew of Dolores Marsh.

(3)	Dolores Marsh is the Secretary, Chief Financial Officer and Director of the Company. Ms. Marsh is the aunt of Mr. Sorge.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.

Item 13.  Certain Relationships And Related Transactions, and Director Independence.

Transactions with Management and Others

Since the beginning of the 2011 fiscal year, the following transactions, series of similar transactions, currently proposed transactions, or series of currently proposed similar transactions, to which we were or are to be a party, in which the amount involved exceeded either $120,000 or one percent of the average of our total assets at the year end of our last two fiscal years, whichever is less, and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our Common Stock, or any member of the immediate family of any of the foregoing persons is a party are as follows:

Nicholas Sorge, Sr. donated $22,150 worth of inventory to the Company.

Nicholas Sorge, Sr. loaned the Company the sum of $2,000 for monies to use to get the Company started and to pay for various out of pocket expenses.  It has been repaid by the Company.

Director Independence

Our common stock is not listed for trading, and as such we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

In the absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Stock Market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”  The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.

Our Board of Directors has determined that neither Mr. Sorge nor Ms. Marsh are independent directors.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees accrued by Paritz & Company, P.A. during the fiscal year ended December 31, 2011 and 2010 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $11,200 and $12,000 respectively.

Audit-Related Fees

Paritz & Company, P.A. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2011 and 2010.

Tax Fees

Paritz & Company, P.A. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2011 and December 31, 2010.

All Other Fees

Paritz & Company, P.A. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2011 and 2010.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Paritz & Company, P.A. during 2011 and 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (1)	ByLaws.

4.1 (1)	Specimen Stock Certificate.

10.1 (1)	License Agreement dated May 12, 2010 between the Company and Nicholas M. Sorge Sr.

31.1 (2)	Certification of Chief Executive Officer filed pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2 (2)	Certification of Chief Financial Officer filed pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32 (2)	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Unaudited Condensed Consolidated Statement of Operations; (iii) Unaudited Statement of Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows for; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed September 22, 2010 and incorporated herein by reference.

(2)	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2012.

EMPIRE GLOBAL GAMING, INC.

By: /s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr.,
President and Director

By: /s/ Dolores Marsh
Dolores Marsh,
Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ Nicholas Sorge, Sr.	Principal Executive Officer, President and Director	March 29, 2012
Nicholas Sorge, Sr.

/s/ Dolores Marsh	Chief Financial Officer, Secretary and Director	March 29, 2012
Dolores Marsh