Form 10-Q
period 2012-03-31
Empire Global Gaming, Inc.
filed 2012-05-15
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2012

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

There were 50,781,000 shares of common stock outstanding as of May 14, 2012.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$87,165	$111,207
Accounts receivable – related party	2,173	2,793
Inventory	19,227	19,358
Prepaid legal fees	-	3,624
Total current assets and total assets	108,565	136,982

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,742	$-
Total current liabilities and total liabilities	6,742	-

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value; 980,000,000 authorized,
50,801,000 shares issued and outstanding
as of March 31, 2012 and December 31, 2011	50,801	50,801
Additional paid-in capital	345,599	345,599
Deficit accumulated during development stage	(294,577)	(259,418)
Total stockholders' equity	101,823	136,982

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,565	$136,982

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended		From inception
	March 31,	March 31,	May 11, 2010 to
	2012	2011	March 31, 2012

REVENUES – Related party	$2,285	$-	$5,078

COST OF GOODS SOLD	2,173	-	4,966

GROSS PROFIT	112	-	112

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising and promotion	66	-	66
Bank service charges	11	11	405
Business licenses and permits	-	-	13,479
Compensation expense	-	-	89,320
Computer and internet expense	399	90	7,510
Credit card fees	285	220	1,197
Dues and subscriptions	-	-	762
Meals and entertainment	-	-	489
Office supplies	1,434	-	3,300
Postage and delivery	21	-	153
Printing and reproduction	-	-	3,057
Professional fees	32,889	27,148	170,427
Travel expense	-	-	4,233
Utilities	166	-	291
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	35,271	27,469	294,689

NET LOSS	$(35,159)	$(27,469)	$(294,577)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average of common shares outstanding	50,801,000	50,000,000	50,044,088

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	For the three months ended		May 11, 2010 to
	March 31, 2012	March 31, 2011	March 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(35,159)	$(27,469)	$(294,577)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock for services	-	-	49,000
(Increase)/decrease in:
Accounts receivable – related party	620	-	(2,173)
Inventory	131	-	2,923
Prepaid legal fees	3,624	-	-
Increase/(decrease) in:
Accounts payable	6,742	(12,568)	6,742
Net cash used in operating activities	(24,042)	(40,037)	(238,085)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	325,250
Net cash provided by financing activities	-	-	325,250

NET INCREASE (DECREASE) IN CASH	(24,042)	(40,037)	87,165
CASH AT BEGINNING OF THE PERIOD	111,207	64,294	-
CASH AT THE END OF THE PERIOD	$87,165	$24,257	$87,165

Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Stock issued for services	$-	$-	$49,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the period from inception (May 11, 2010) to December 31, 2011.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Empire Global Gaming, Inc.

The Company was incorporated in the State of Nevada on May 11, 2010 in order to acquire certain U.S Patent license agreements pertaining to roulette and actively engage in the gaming business worldwide and commenced operations in June, 2010. The Company was founded to develop, manufacture and sell Class II and Class III Casino electronic and table games for the general public and casinos worldwide. The Company owns exclusive rights through license agreements to four U.S. Patents consisting of 14 roulette games patents. These patents are certified by Gaming Laboratories International to minimize any unfairness in the multi-number bets in roulette (American double 0 and European single 0) to both players and casinos. One of the patents controlled by the Company is for a “new number pattern and board layout” that will insure, the various gaming control boards and commissions in the United States and eventually worldwide, that the highest standards of security and integrity are met. We hold licenses for eight patented Class II and III Casino Grade Mechanical and Electronic Games. The games include (i) proprietary 20 sided dice game, (ii) combination game of poker and blackjack, side bet blackjack, and (iii) five patents covering roulette. We also created a new proprietary variation on the standard deck of playing cards (patent pending). EGGI also sells a complete line of public and casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. We are working on developing some of our patented games into video and slot machine terminals as well as computer and mobile devices. We also are attempting to develop a pick 3 lotto evaluation and analysis program. We have taken certain steps to become fully “e-commerce” operational while awaiting Gaming Board approvals. We operate a website where we sell certain equipment and proprietary games. Our website is located at: www.empireglobalgaminginc.com.

The Company has net losses consisting of pre-operating and start-up expenses, of $294,577 from May 10, 2010 to March 31, 2012. The Company’s Common Stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that its Common Stock will ever develop a market.

We are controlled by two individuals (our President and Chief Financial Officer) who devote approximately 25 hours each of their time to the business of the Company.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $35,159 for the three months ending March 31, 2012 and $294,577 for the period from inception (May 11, 2010) to March 31, 2012, and working capital of $101,823 at March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue as a going concern, the Company may need, if revenues do not continue to grow, among other things, additional capital resources. Management’s plan is to obtain such resources, if needed, for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended March 31, 2012.

NOTE 5.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company sold $2,173 of inventory to Pallets-R-Us, a company owned by one of our executive officers and a founding shareholder.  During the year ended December 31, 2011, the Company sold $2,793 of inventory to Pallets-R-Us and Premium Mulch & Material, companies owned by one of our executive officers and a founding shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

In General

We presently sell our ancillary gaming products in the United States but contemplate selling and leasing our products worldwide.

Although the Company has obtained the license for the manufacturing, sale, marketing and licensing of the four roulette patents, and certain other patents.  We have not yet applied to any State Gaming Commission(s) to seek approval to sell any of our products.  The Company has not, as of yet, arranged for any lines of credit, and we have no commitments, written or oral, from officers, directors or shareholders to provide the Company with advances, loans or other funding for our operations.

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

Liquidity and Capital Resources

We believe that the Company currently has the necessary working capital to support existing operations through 2012.  Our primary capital source will be cash flow from operations and cash on hand, as we anticipate reaching profitability in 2012. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2012, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2012, we plan to continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

Based upon our current cash reserves, although we feel it will be adequate, we may not have adequate resources to meet our short term or long-term cash requirements. No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses.

Three Months Ended March 31, 2012 Compared to March 31, 2011

The following table summarizes the results of our operations during the three months ended March 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	3/31/12	3/31/11
	(unaudited)	(unaudited)	Variance	Percentage
Revenues – related party	2,285	-	2,285	-
Cost of Goods Sold	2,173	-	2,173	-
Operating expenses	35,271	27,469	7,802	28.80%
Net loss	(35,159)	(27,469)	(7,690)	28.00%
Loss per share of common stock	$0.00	$0.00

We recorded a net loss of $35,158 for the three months ended March 31, 2012 as compared with a net loss of $27,469 for the three months ended March 31, 2011. The increase in net loss was primarily attributable to an increase in legal and professional fees.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2011 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended March 31, 2012, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and March 31, 2011 and from inception (May 11, 2010) to March 31, 2012; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and from inception May 11, 2010 to March 31, 2012; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated: May 14, 2012	By:	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: May 14, 2012	By:	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller,
Secretary/Treasurer and Director