Form 10-Q
period 2012-06-30
Empire Global Gaming, Inc.
filed 2012-08-14
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2012

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
Yes ☐ No ☒

There were 50,801,000 shares of common stock outstanding as of August 14, 2012.

TABLE OF CONTENTS
_________________

Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3 - 8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	9
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4 CONTROLS AND PROCEDURES	10

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	11
ITEM 1A. RISK FACTORS	11
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4. MINE SAFETY DISCLOSURES	11
ITEM 5. OTHER INFORMATION	11
ITEM 6. EXHIBITS	12
SIGNATURES	13
EXHIBITS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$49,721	$111,207
Accounts receivable	-	2,793
Inventory	35,752	19,357
Prepaid legal fees	-	3,624
Total current assets	85,473	136,981

Total assets	$85,473	$136,981

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,970	$-
Total current liabilities and total liabilities	7,970	-

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value; 980,000,000 authorized,
50,801,000 shares issued and outstanding
as of June 30, 2012 and December 31, 2011	50,801	50,801
Additional paid-in capital	345,599	345,599
Deficit accumulated during development stage	(318,897)	(259,419)
Total stockholders' equity	77,503	136,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,473	$136,981

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended		From inception
	June 30,	June 30,	June 30,	June 30,	May 11, 2010 to
	2012	2011	2012	2011	June 30, 2012
REVENUES	$62	$-	$2,347	$-	$5,140
COST OF GOODS SOLD	-	-	2,173	-	4,966
GROSS PROFIT	62	-	174	-	174
GENERAL & ADMINISTRATIVE EXPENSES	24,381	40,391	59,652	67,860	319,070
NET LOSS	$(24,319)	$(40,391)	$(59,478)	$(67,860)	$(318,896)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average of common shares outstanding	50,801,000	50,246,440	50,801,000	50,123,901	50,132,282

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	For the six months ended		May 11, 2010 to
	June 30, 2012	June 30, 2011	June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(59,478)	$(67,860)	$(318,896)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock for services	-	-	49,000
(Increase)/decrease in:
Accounts receivable	2,793	-	-
Inventory	(16,395)	-	(13,603)
Prepaid legal fees	3,624	-	-
Increase/(decrease) in:
Accounts payable	7,970	(14,818)	7,970
Net cash used in operating activities	(61,486)	(82,678)	(275,529)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	130,250	325,250
Net cash provided by financing activities	-	130,250	325,250

NET INCREASE (DECREASE) IN CASH	(61,486)	47,572	49,721
CASH AT BEGINNING OF THE PERIOD	111,207	64,294	-
CASH AT THE END OF THE PERIOD	$49,721	$111,866	$49,721

Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Stock issued for services	$-	$-	$49,000

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the period from inception (May 11, 2010) to December 31, 2011.

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

The Company has net losses consisting of pre-operating and start-up expenses, of $318,896 from May 11, 2010 to June 30, 2012. The Company’s Common Stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that its Common Stock will ever develop a market.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $24,319 for the three months ending June 30, 2012 and $318,896 for the period from inception (May 11, 2010) to June 30, 2012, and working capital of $77,503 at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or continue to implement our business plan to continue operations.

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

NOTE 4.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended June 30, 2012.

NOTE 5.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company sold $2,173 of inventory to Pallets-R-Us, a company owned by one of our executive officers and a founding shareholder.  During the year ended December 31, 2011, the Company sold $2,793 of inventory to Pallets-R-Us and Premium Mulch & Material, companies owned by one of our executive officers and a founding shareholder.

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

Although the Company has obtained the license for the manufacturing, sale, marketing and licensing of the four roulette patents, and certain other patents, we have not yet applied to any State Gaming Commission(s) to seek approval to sell any of our products.  The Company has not, as of yet, arranged for any lines of credit, and we have no commitments, written or oral, from officers, directors or shareholders to provide the Company with advances, loans or other funding for our operations.

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

Plan of Operations

During the remainder of the fiscal year ending December 31, 2012, we plan to continue with efforts to develop and market the patented technologies, develop and implement a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended June 30, 2012 Compared to June 30, 2011

The following table summarizes the results of our operations during the three months ended June 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:
	6/30/12	6/30/11
	(unaudited)	(unaudited)	Variance	Percentage
Revenues – related party	62	-	62	100%
Cost of Goods Sold	-	-	-	-
Operating expenses	24,381	40,391	16,010	40%
Net loss	(24,319)	(40,391)	16,072	40%
Loss per share of common stock	$0.00	$0.00

We recorded a net loss of $24,319 for the three months ended June 30, 2012 as compared with a net loss of $40,391 for the three months ended June 30, 2011. The decrease in net loss was primarily attributable to a decrease in legal and professional fees.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2011 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended June 30, 2012, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2012 and June 30, 2011 and from inception (May 11, 2010) to June 30, 2012; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and from inception May 11, 2010 to June 30, 2012; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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
Dated: August 14, 2012
	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: August 14, 2012
	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director