Form 10-K/A
period 2011-12-31
Empire Global Gaming, Inc.
filed 2012-11-09
CIK 1501862

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 is being filed to correct certain wording contained in the headings to the Financial Statements, certain notes to the Financial Statements and to include a going concern paragraph to the auditor’s opinion.  No other changes have been made to the Form 10-K for the year ended December 31, 2011, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Year ended December 31, 2011 Compared to the period From inception (May 11, 2010) to December 31, 2010

For the year ended December 31, 2011 we had sales of $2,793, as compared to no sales for the period from inception (May 11, 2010) to December 31, 2010.  The increase was due to the Company’s increased sales efforts.

Cost of Goods Sold

Cost of goods sold consists of the costs of our products.

Selling and Marketing expenses

We did not incur any selling and marketing expenses as all selling and marketing efforts were conducted by the officers, mainly through personal time and effort.

General and Administrative Expenses

During the year ended December 31, 2011 general and administrative expenses were $130,996 consisting primarily of professional fees, as compared to $128,423 in the period from inception (May 11, 2010) to December 31, 2010.

 Net Loss

Our Net Loss was $130,996 in the period ended December 31, 2011, and $128,423 in the period from inception (May 11, 2010) to December 31, 2010.

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

Net cash used in operations during 2011 was $(153,337) compared with $(60,706) used in operations during the period from inception (May 11, 2010) to December 31, 2010.   Cash used in operations during 2011 was primarily due to the net loss in the period and growth of the balance sheet.

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Empire Global Gaming, Inc.
(A Development Stage Company)
Bellport, New York

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011 and for the period from inception (May 11, 2010) to December 31, 2010, and for the period from inception (May 11, 2010) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Global Gaming, Inc. (a Development Stage Company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from inception (May 11, 2010) to December 31, 2010 and the period from inception (May 11, 2010) to December 31, 2011  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 14, 2012

Paritz & Company PA   Hackensack, New Jersey

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 DECEMBER 31

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

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended		From inception (May 11, 2010) to
	December 31,	December 31,	December 31,
	2011	2010	2011

REVENUES	$2,793	$-	$2,793

COST OF GOODS SOLD	2,793	-	2,793

GROSS PROFIT	-	-	-

GENERAL & ADMINISTRATIVE EXPENSES	$130,991	$128,423	$259,419

TOTAL GENERAL & ADMINISTRATIVE
EXPENSES	130,996	128,423	259,419

NET LOSS	$(130,996)	$(128,423)	$(259,419)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average of common shares outstanding	50,456,247	49,106,838	49,929,098

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MAY 11, 2010 TO DECEMBER 31, 2011

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance Inception May 11, 2010
Issuance of Common Stock for
founder shares May 11, 2010	49,000,000	49,000	-	-	49,000

Issuance of Common Stock	1,000,000	1,000	124,000	-	125,000

Net Loss	-	-	-	(128,423)	(128,423)

Balance December 31, 2010	50,000,000	50,000	124,000	(128,423)	45,577

Issuance of Common Stock	801,000	801	199,449	-	200,250

Contributed inventory	-	-	22,150	-	22,150

Net Loss	-	-	-	(130,996)	(130,996)

Balance December 31, 2011	50,801,000	50,801	345,599	(259,419)	136,981

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS

		From inception	From inception
	For the year ended	May 11, 2010 to	May 11, 2010 to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(130,996)	$(128,423)	$(259,419)
Stock for services	-	49,000	49,000
Adjustments to reconcile net loss to net cash
provided by operation activities:
(Increase)/decrease in:
Accounts receivable	(2,793)	-	(2,793)
Inventory	2,793	-	2,793
Prepaid legal fees	(3,624)	-	(3,624)
Increase/(decrease) in:
Accounts payable	(18,717)	18,717	-
Net cash used in operating activities	(153,337)	(60,706)	(214,043)

Cash flows used in Financing Activities:
Proceeds from issuance of common stock	200,250	125,000	325,250
Net cash provided by financing activities	200,250	125,000	325,250

NET INCREASE IN CASH	46,913	64,294	111,207
CASH AT BEGINNING OF THE PERIOD	64,294	-	-
CASH AT THE END OF THE PERIOD	$111,207	$64,294	$111,207

Non-Cash Transactions:
Contributed inventory	$22,150	$-	$22,150

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
Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of year end or less to be cash equivalents. Cash equivalents include cash on hand and cash in the bank

Advertising

The Company expenses advertising when incurred.  As of December 31, 2011, the Company has incurred no advertising expenses.

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

Revenue Recognition

The Company derives its revenue from sale of gaming products. The Company recognizes revenue only when there is persuasive evidence of an arrangement, delivery has occurred, the sale price is determinable and collectability is reasonably assured.

Inventory

Inventory consists of finished gaming products that were contributed by a shareholder of the Company and are valued at the cost.

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

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated revenue of $2,793, is considered a development stage Company, has experienced recurring net losses, has a net loss of $259,419 for the period of May 11, 2010 to December 31, 2011and $130,996 for the year ended December 31, 2011.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or increase revenues to continue operations.

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

The components of the Company’s deferred tax asset are as follows as of December 31, 2011:

December 31, 2011
Net operating loss carry forward at 35%	$90,797
Valuation allowance	(90,797)
Net deferred tax asset	$-

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$90,797
Increase in valuation allowance	(90,797)
Net deferred tax asset	$-

At the date of inception, the Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. At December 31, 2011, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

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

Empire Global Gaming, Inc.’s management received 41,000,000 shares of restricted stock as compensation for contributing the business plan and its efforts in commencing operations, to the Company services. These 41,000,000 shares have been accepted as full compensation for management's services for the first year of operation.  Nicholas Sorge, Sr., President and Director received 40,000,000 shares for his services to the Company including developing the business plan for the Company and other miscellaneous administrative matters on behalf of the Company.  Dolores Marsh, Secretary, Chief Financial Officer, Controller and Director received 1,000,000 shares for her services to the Company including developing along with Nicholas Sorge, Sr., the business plan for the Company, devoting the time and skill necessary to negotiate with various vendors and undertaking various administrative matters on behalf of the Company.

In May 2010, Nicholas Sorge, Sr. lent the Company $2,000 to commence its business.  The loan was been repaid by the Company in May 2010.

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

101*
The following financial information from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Unaudited Condensed Consolidated Statement of Operations; (iii) Unaudited Statement of Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows for; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2012.

EMPIRE GLOBAL GAMING, INC.

By: /s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr.,
President and Director

By: /s/ Dolores Marsh
Dolores Marsh,
Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ Nicholas Sorge, Sr.	Principal Executive Officer, President and Director	November 6, 2012
Nicholas Sorge, Sr.

/s/ Dolores Marsh	Chief Financial Officer, Secretary and Director	November 6, 2012
Dolores Marsh