Form 10-Q
period 2012-09-30
Empire Global Gaming, Inc.
filed 2012-11-13
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2012

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
Yes ☐ No ☒

There were 50,801,000 shares of common stock outstanding as of November 12, 2012.

TABLE OF CONTENTS
_________________
		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3 - 8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4	CONTROLS AND PROCEDURES	11

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 1A.	RISK FACTORS	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	MINE SAFETY DISCLOSURES	11
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS	12
SIGNATURES		13
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$31,253	$111,207
Accounts receivable	3,799	2,793
Inventory	26,456	19,357
Prepaid legal fees	-	3,624
Total current assets	61,508	136,981

Total assets	$61,508	$136,981

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,883	$-
Sales tax payable	474	-
Total current liabilities and total liabilities	4,357	-

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value; 980,000,000 authorized, 50,801,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	50,801	50,801
Additional paid-in capital	345,599	345,599
Deficit accumulated during development stage	(339,249)	(259,419)
Total stockholders' equity	57,151	136,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,508	$136,981

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

					From inception May 11, 2010 to September 30, 2012
	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES	$3,780	$-	$6,127	$-	$8,920

COST OF GOODS SOLD	1,132	-	3,305	-	6,098

GROSS PROFIT	2,648	-	2,822	-	2,822

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising and promotion	-	-	560	-	560
Bank service charges	220	11	242	44	636
Business licenses and permits	-	-	575	750	14,054
Compensation expense	-	-	-	-	89,320
Computer and internet expense	787	-	1,873	909	8,984
Credit card fees	248	202	874	632	1,786
Dues and subscriptions	-	762	-	762	762
Meals and entertainment	-	76	-	189	489
Office supplies	35	426	3,921	536	5,789
Postage and delivery	-	22	21	40	153
Printing and reproduction	-	600	-	2,507	3,058
Professional fees	21,522	25,266	74,020	88,856	211,556
Travel expense	-	4,899	-	4,899	4,233
Utilities	189	-	566	-	691
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	23,001	32,264	82,652	100,124	342,071

NET LOSS	$(20,353)	$(32,264)	$(79,830)	$(100,124)	$(339,249)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average of common shares outstanding	50,801,000	50,766,000	50,801,000	50,340,286	50,202,754

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

					From inception
	For the three months ended		For the nine months ended		May 11, 2010 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(20,353)	$(32,264)	$(79,830)	$(100,124)	$(339,249)
Adjustments to reconcile net loss to net cash from operating activities:
Stock for services	-	-	-	-	49,000
(Increase)/decrease in:
Accounts receivable	(3,799)	-	(1,006)	-	(3,799)
Inventory	9,297	-	(7,098)	-	(4,306)
Prepaid legal fees	-	(8,199)	3,623	(8,199)	-
Increase/(decrease) in:
Accounts payable	(4,087)	(3,349)	3,883	(18,167)	3,883
Sales tax payable	474	-	474	-	474
Net cash used in operating activities	(18,468)	(43,812)	(79,954)	(126,490)	(293,997)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	65,000	-	195,250	325,250
Net cash provided by financing activities	-	65,000	-	195,250	325,250

NET INCREASE (DECREASE) IN CASH	(18,468)	21,188	(79,954)	68,760	31,253
CASH AT BEGINNING OF THE PERIOD	49,721	111,866	111,207	64,294	-
CASH AT THE END OF THE PERIOD	$31,253	$133,054	$31,253	$133,054	$31,253

Non-Cash Transactions:
Contributed inventory	$-	$-	$-	$-	$22,150
Stock issued for services	$-	$-	$-	$-	$49,000

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the period from inception (May 11, 2010) to December 31, 2011.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Empire Global Gaming, Inc.

The Company was incorporated in the State of Nevada on May 11, 2010 in order to acquire certain U.S Patent license agreements pertaining to roulette and actively engage in the gaming business worldwide and commenced operations in September, 2010.  The Company was founded to develop, manufacture and sell Class II and Class III Casino electronic and table games for the general public and casinos worldwide. The Company owns exclusive rights through license agreements to four U.S. Patents consisting of 14 roulette games. These patents are certified by Gaming Laboratories International to minimize any unfairness in the multi-number bets in roulette (American double 0 and European single 0) to both players and casinos. One of the patents controlled by the Company is for a “new number pattern and board layout” that will insure, the various gaming control boards and commissions in the United States and eventually worldwide, that the highest standards of security and integrity are met. We hold licenses for eight patented Class II and III Casino Grade Mechanical and Electronic Games.  The games include (i) proprietary 20 sided dice game, (ii) combination game of poker and blackjack, side bet blackjack, and (iii) five patents covering roulette.  We also created a new proprietary variation on the standard deck of playing cards (patent pending).   EGGI also sells a complete line of public and casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. We are working on developing some of our patented games into video and slot machine terminals as well as computer and mobile devices.  We also developed a pick 3 lotto evaluation and analysis program, and started a new website www.lottopick3.com.   We have taken certain steps to become fully “e-commerce” operational while awaiting Gaming Board approvals.  We operate a website where we sell certain equipment and proprietary games.   Our website is located at:  www.empireglobalgaminginc.com.

The Company has net losses consisting of pre-operating and start-up expenses, of $339,249 from May 11, 2010 to September 30, 2012. The Company’s Common Stock is listed under the symbol “EPGG.”. There can be no assurance that its Common Stock will ever develop a market.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $20,353 for the three months ending September 30, 2012 and $339,249 for the period from inception (May 11, 2010) to September 30, 2012, and working capital of $57,151 at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or continue to implement our business plan to continue operations.

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

NOTE 4.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended September 30, 2012.

NOTE 5.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company sold $5,971 of inventory to Pallets-R-Us, a company owned by one of our executive officers and a founding shareholder.  During the year ended December 31, 2011, the Company sold $2,793 of inventory to Pallets-R-Us and Premium Mulch & Material, companies owned by one of our executive officers and a founding shareholder.

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

Although the Company has obtained the license for the manufacturing, sale, marketing and licensing of the four roulette patents, and certain other patents, we have not yet applied to any State Gaming Commission(s) to seek approval to sell any of our products (which require such approvals).  The Company has not, as of yet, arranged for any lines of credit, and we have no commitments, written or oral, from officers, directors or shareholders to provide the Company with advances, loans or other funding for our operations.

We also maintain a website, www.lottopick3.com, which provides lotto pick 3 evaluation and analysis materials.

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

Liquidity and Capital Resources

We believe that the Company currently has the necessary working capital to support existing operations through 2012.  Our primary capital source will be cash flow from operations and cash on hand, as we anticipate reaching profitability in 2012.    We are seeking to develop and market our patented technologies, as well as manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2012, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2012, we plan to continue with efforts to: market the patented technologies: market our new website that provides pick 3 lotto evaluation and analysis program; and manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended September 30, 2012 Compared to September 30, 2011

The following table summarizes the results of our operations during the three months ended September 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	9/30/12	9/30/11
	(unaudited)	(unaudited)	Variance	Percentage
Revenues – related party	3,497	-	3,497	100%
Cost of Goods Sold	1,132	-	1,132	100%
Operating expenses	23,001	32,264	(9,263)	40%
Net loss	(20,353)	(32,264)	(11,911)	59%
Loss per share of common stock	$0.00	$0.00

We recorded a net loss of $20,353 for the three months ended September 30, 2012 as compared with a net loss of $32,264 for the three months ended September 30, 2011. The decrease in net loss was primarily attributable to a decrease in legal and professional fees.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2011 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended September 30, 2012, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2012 and September 30, 2011 and from inception (May 11, 2010) to September 30, 2012; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended September 30, 2012 and September 30, 2011 and from inception May 11, 2010 to September 30, 2012; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated: November 12, 2012
	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr. Chief Executive Officer and President and Director

Dated: November 12, 2012	By	/s/ Dolores Marsh
Dolores Marsh Chief Financial Officer, Controller, Secretary/Treasurer and Director