Form 10-K
period 2012-12-31
Empire Global Gaming, Inc.
filed 2013-04-01
CIK 1501862

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $9,532

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):  $2,440,250

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  56,801,000 shares of common stock as of March 27, 2013.

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

Roulette

The Company has the exclusive rights through an exclusive license agreement to four U.S. Patents related to “roulette” that cover fourteen different roulette games via an Exclusive License Agreement granted by our President, Chief Executive Officer and Director (Mr. Nicholas Sorge, Sr.), to market, sell, distribute and sublicense these patented roulette games.  We expect to license these games for royalties to casinos throughout the world after obtaining approval from the appropriate regulatory agency in each state or country, as is applicable.  We will also offer the casinos to purchase equipment with the new roulette game attributes and the table felt with the new number configurations from their own sources. We do not intend, at this time, to manufacture any equipment or products.

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

We have developed a website (www.lottopick3.com) which provides analytical data to consumers on several different lottery type games. This program is not a gambling/consulting program. It is strictly an analysis program. We do not offer any advice one way or the other. It offers an in depth breakdown of all the previous numbers that have been drawn in all states that have the pick 3 games. The software breaks things down into all the possible categories and shows any types of trends that may occur.  The program also comes with printable charts that show exactly which numbers fall under every category.

The Company has taken certain steps to become fully “e-commerce” operational while awaiting Gaming Board approvals.  We operate a website where we sell certain equipment and proprietary games.   Our website is located at:   www.empireglobalgaminginc.com.

Industry Overview

The domestic and global gaming markets have grown rapidly and consistently over most of the last decade despite some slowdown in the past three years due to the macroeconomic recession. This growth has generally brought increased social and political acceptance of legalized gaming throughout many diverse societies. The conventional wisdom that the gaming industry is recession-proof has been challenged over the last three years.  However, recent economic pressures have prompted new efforts to legalize casino gaming and to liberalize gaming laws to fill fiscal gaps.  Furthermore, in the current environment, operators are pressured to extract the most out of existing operations by enhancing the competitiveness of their floor at minimal investment rather than deploying cash into new or expanded equipment or facilities. While historical U.S. trends suggest a resilient recovery will eventually be at hand, through our proprietary products we expect to offer the casino operator products that will enhance the gaming machine’s productivity while simultaneously enhancing the customer’s playing experience.

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

Item 2.    Description of Property.

The Company rents office space at 555 Woodside Avenue, Bellport, New York 11713. Office space is provided at no cost to the Company by our President, Nicholas Sorge, Sr.

Item 3.    Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In October 2012 we were cleared by FINRA for an unpriced quotation on the OTC Bulletin Board under the symbol “EPGG.”  There is no established public trading market for our common stock.  Our issued and outstanding common stock is held by approximately 57 holders of record.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02.  Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists.  The Company is required to adopt the provisions of ASU 2012-02 which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of ASU 2012-02 is not expected to have a significant impact on the Company’s financial position or results of operations.

Results of Operations

Year ended December 31, 2012 Compared to the year ended December 31, 2011

For the year ended December 31, 2012, we had sales of $9,532, as compared to $2,793 for the year ended December 31, 2011.  The increase was due to the Company’s development of its Lotto Pick 3 website and sales of the Company’s proprietary playing cards.

Cost of Goods Sold

Cost of goods sold was $3,911 for the year ended December 31, 2012, compared to $2,793 for the year ended December 31, 2011.  The increase was due to increased sales for the year ended December 31, 2012.

 Selling and Marketing expenses

We incurred $560 in selling and marketing expenses. Our primary selling and marketing efforts were conducted by the officers, mainly through personal time and effort.

General and Administrative Expenses

During the year ended December 31, 2012, general and administrative expenses were $106,870, consisting primarily of professional fees, as compared to $130,996 for year ended December 31, 2011.  The decrease was due to a reduction of $21,700 in professional fees.

 Net Loss

Our Net Loss was $101,249 for the year ended December 31, 2012, and $130,996 for the year ended December 31, 2011.  Our loss decreased primarily due to a reduction of professional fees of $21,700.

Liquidity and Capital Resources

As of December 31, 2012, we had shareholders equity of $35,732 and we had positive working capital of $32,532 compared to shareholders equity of $136,981 and working capital of $136,981 at December 31, 2011. Cash and cash equivalents were $16,952 as of December 31, 2012, as compared to $111,207 at December 31, 2011. This decrease in our working capital was primarily attributable to the net loss of $101,249 for the year ended December 31, 2012.  The net loss for the year ended 2012 was primarily due to professional fees of $94,800.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Net cash used in operations during 2012 was $90,255 compared with $153,337 used in operations during 2011.   Cash used in operations during 2012 was primarily due to the net loss in the period.

Net cash used in investing activities during 2012 was $4,000 compared to zero used in investing during 2011.  Cash used in investing activities during 2012 was due to the purchase of equipment.

Net cash provided by financing activities was zero during 2012 compared to $200,250 during 2011.  Net cash provided by financing activities of $200,250 during 2011 was primarily due to the sale of common stock.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $360,668 for the period of May 11, 2010 (inception) to December 31, 2012 and working capital of $32,532 at December 31, 2012.  Because of these factors our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Empire Global Gaming, Inc.
(A Development Stage Company)
Bellport, New York

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2012, and 2011 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012, and December 31, 2011, and for the period from inception (May 11, 2010) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Global Gaming, Inc. (a Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and December 31, 2011 and the period from inception (May 11, 2010) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated revenue of $12,325, is considered a development stage company, has experienced recurring net losses, and has a net loss of $360,668 for the period of May 11, 2010 to December 31, 2012 and $101,249 for the year ended December 31, 2012.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or increase revenues to continue operations.

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

March 14, 2013
Paritz & Company PA Hackensack, New Jersey

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS
 DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$16,952	$111,207
Accounts receivable	-	2,793
Inventory	21,970	19,357
Prepaid legal fees	-	3,624
Total current assets	38,922	136,981

Fixed Assets
Equipment	$4,000	$-
Accumulated Depreciation	(800)	-
Property and Equipment, Net	3,200	-

Total assets	$42,122	$136,981

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,270	$-
Total current liabilities	4,270	-

LONG TERM LIABILITIES
Notes Payable – Shareholder	2,120	-

Total current liabilities	6,390	-

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 980,000,000 authorized,
50,801,000 and 50,000,000 shares issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	50,801	50,801
Additional paid-in capital	345,599	345,599
Deficit accumulated during development stage	(360,668)	(259,419)
Total stockholders' equity	35,732	136,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,122	$136,981

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 CONDENSED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From inception
	December 31,	December 31,	May 11, 2010 to
	2012	2011	December 31, 2012

REVENUES (See Note 4)	$9,532	$2,793	$12,325

COST OF GOODS SOLD	3,911	2,793	6,704

GROSS PROFIT	5,621	-	5,621

GENERAL & ADMINISTRATIVE EXPENSES	106,870	130,996	366,289

NET LOSS	$(101,249)	$(130,996)	$(360,668)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding	50,801,000	50,456,247

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FROM INCEPTION, MAY 11, 2010 TO DECEMBER 31, 2012

				Accumulated
				Deficit
	Common		Additional	During
	Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance Inception May 11, 2010
Issuance of Common Stock for
Founder shares May 11, 2010	49,000,000	$49,000	-	-	$49,000

Sale of Common Stock	1,000,000	1,000	124,000	-	125,000

Net Loss	-	-	-	(128,423)	(128,423)

Balance December 31, 2010	50,000,000	50,000	124,000	(128,423)	45,577

Sale of Common Stock	801,000	801	199,449	-	200,250

Contributed inventory	-	-	22,150	-	22,150

Net Loss	-	-	-	(130,996)	(130,996)

Balance December 31, 2011	50,801,000	50,801	345,599	(259,419)	136,981

Net Loss	-	-	-	(101,249)	(101,249)

Balance December 31, 2012	50,801,000	$50,801	$345,599	$(360,668)	$35,732

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended	From inception
	December 31,	December 31,	May 11, 2010 to
	2012	2011	December 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(101,249)	$(130,996)	$(360,668)
Depreciation	800		800
Stock issued for services	-	-	49,000
Adjustments to reconcile net loss to net cash
provided by operation activities:
(Increase)/decrease in:
Accounts receivable	2,793	(2,793)	-
Inventory	(2,613)	2,793	(21,970)
Prepaid legal fees	3,624	(3,624)	-
Increase/(decrease) in:
Accounts payable and accrued expenses	4,270	(18,717)	4,270
Net cash used in operating activities	(92,375)	(153,337)	(328,568)

Cash flows from Investing Activities:
Property and Equipment	(4,000)	-	(4,000)
Net cash used in investing activities	(4,000)	-	(4,000)

Cash flows from Financing Activities:
Notes Payable - Shareholder	2,120	-	2,120
Proceeds from issuance of common stock	-	200,250	347,400
Net cash provided by financing activities	2,120	200,250	349,520

NET INCREASE/(DECREASE) IN CASH	(94,255)	46,913	16,952
CASH AT BEGINNING OF THE PERIOD	111,207	64,294	-
CASH AT THE END OF THE PERIOD	$16,952	$111,207	$16,952

Non-Cash Transactions:
Contributed inventory	$-	$22,150	$22,150
Stock Issued for services	$-	$-	$49,000

 See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

The Company developed a website (www.lottopick3.com) which provides analytical data to consumers on several different lottery type games. This program is not a gambling/consulting program. It is strictly an analysis program. The website does not offer any advice one way or the other. It offers an in depth breakdown of all the previous numbers that have been drawn in all states that have the pick 3 games. The software breaks things down into all the possible categories and shows any types of trends that may occur.

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

The Company expenses advertising when incurred.  As of December 31, 2012, the Company has incurred advertising expenses of $560.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Fair value of financial instruments

As required by the Fair Value Measurements and Disclosures Topic 820 of the Financial Accounting Standards Board  Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

The Company does not have any assets or liabilities required to be measured at fair value.

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

Income Taxes

The Company utilizes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. “Income Tax” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provision of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2012.

We maintain cash balances at highly-rated financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 (a temporary increase which expires December 31, 2013). At December 31, 2012, we had no account balances over federally insured limits.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Net Loss Per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. From inception, May 11, 2010, to December 31, 2012, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of December 31, 2012, the Company had no cash equivalents.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated revenue of $12,325 from inception, is considered a development stage company, has experienced recurring net losses, and has a net loss of $360,668 for the period of May 11, 2010 to December 31, 2012 and $101,249 for the year ended December 31, 2012.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or increase revenues to continue operations.

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

The components of the Company’s deferred tax asset are as follows as of December 31, 2012:

	December 31, 2012	December 31, 2011
Net operating loss carry forward at 35%	$126,234	$90,797
Valuation allowance	(126,234)	(90,797)
Net deferred tax asset	$-	$-

Deferred tax asset consists of net operating losses of net operating losses approximating $360,000 and $259,000 for the years ended December 31, 2012 and 2011, which expires between 2030 to 2032.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

At the date of inception, the Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.  At December 31, 2012, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

The Company files income tax returns in the United States federal jurisdiction.  The Company will file its U.S. federal return for the year ended December 31, 2012 in 2013. Once filed, the 2012 U.S. federal return will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.

The Company’s management received 41,000,000 shares of restricted stock as compensation for contributing the business plan and its efforts in commencing operations, to the Company services. These 41,000,000 shares have been accepted as full compensation for management's services for the first year of operation.  Nicholas Sorge, Sr., President and Director received 40,000,000 shares for his services to the Company including developing the business plan for the Company and other miscellaneous administrative matters on behalf of the Company.  Dolores Marsh, Secretary, Chief Financial Officer, Controller and Director received 1,000,000 shares for her services to the Company including developing along with Nicholas Sorge, Sr., the business plan for the Company, devoting the time and skill necessary to negotiate with various vendors and undertaking various administrative matters on behalf of the Company.  Also, the Company issued 8,000,000 shares to other founder/management when the Company was formed.

In December 2012, Nicholas Sorge, Sr. loaned the Company $2,120 to pay for various expenses.   Shareholder loans payable consists of a notes payable with one of its shareholders.  The notes payable bears interest at 4% per annum and is due with interest on December 31, 2018.  The Company has accrued interest of $7 through December 31, 2012.

During 2011, Nicholas Sorge, Jr. contributed $22,150 of inventory to the Company.  Since the inventory was contributed the original cost to Mr. Sorge was recorded to Additional Paid in Capital.  As such, the Company paid $0 and owes $0 toMr. Sorge for such inventory.  This inventory consisted of various different gaming items for resale.

During 2012, 77% of the Company’s revenue was derived from existing shareholders/officers of the Company.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 5.  COMMON STOCK

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

As of December 31, 2012, the Company has 50,801,000 shares of Common Stock issued and outstanding.

NOTE 6.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statement and there have been no subsequent events that would have a material impact on the financial statements as of and for the period ended December 31, 2012 other than:

In March 2013, the Company issued 6,000,000 shares of common stock.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10: Directors, Executive Officers And Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
Nicholas Sorge, Sr.	49	President & Director	May 2010
Dolores Marsh	71	Secretary, Chief Financial Officer & Director	May 2010

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file.  We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2012.

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

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President	2011	0	0	0		0	0	0	0	0
	2012	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial Officer	2011	0	0	0		0	0	0	0	0
	2012	0	0			0	0	0	0	0

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

Item 12: Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of Empire Global Gaming, Inc.’s Common Stock as of March 28, 2013, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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

Item 13.  Certain Relationships And Related Transactions, and Director Independence.

Transactions with Management and Others

Since the beginning of the 2012 fiscal year, the following transactions, series of similar transactions, currently proposed transactions, or series of currently proposed similar transactions, to which we were or are to be a party, in which the amount involved exceeded either $120,000 or one percent of the average of our total assets at the year end of our last two fiscal years, whichever is less, and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our Common Stock, or any member of the immediate family of any of the foregoing persons is a party is as follows:

In December 2012, Nicholas Sorge, Sr. loaned the Company the sum of $2,000 for monies to pay for various out of pocket expenses.  The loan was in the form of a note and due on December 31, 2018.

Director Independence

Our common stock is not listed for trading on any national securities exchange, and as such we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees accrued by Paritz & Company, P.A. during the years ended December 31, 2012 and 2011 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $11,200 and $11,200 respectively.

Audit-Related Fees

Paritz & Company, P.A. did not provide, did not bill, and was not paid any fees for, audit-related services in the years ended December 31, 2012 and 2011.

Tax Fees

Paritz & Company, P.A. did not provide, did not bill, and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2012 and December 31, 2011.

All Other Fees

Paritz & Company, P.A. did not provide, did not bill, and were not paid any fees for, any other services in the fiscal years ended December 31, 2012 and 2011.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Paritz & Company, P.A. during 2012 and 2011.

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
101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Unaudited Condensed Consolidated Statement of Operations; (iii) Unaudited Statement of Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows for; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2013.

EMPIRE GLOBAL GAMING, INC.

By: /s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr.,
President and Director

By: /s/ Dolores Marsh
Dolores Marsh,
Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ Nicholas Sorge, Sr.	Principal Executive Officer, President and Director	March 28, 2013
Nicholas Sorge, Sr.

/s/ Dolores Marsh	Chief Financial Officer, Secretary and Director	March 28, 2013
Dolores Marsh