Form 10-Q
period 2013-03-31
Empire Global Gaming, Inc.
filed 2013-05-15
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2013

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

There were 56,851,000 shares of common stock outstanding as of May 14, 2013.

TABLE OF CONTENTS
_________________

		Page
	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3 - 7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4	CONTROLS AND PROCEDURES	9

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	10
ITEM 1A.	RISK FACTORS	10
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4.	MINE SAFETY DISCLOSURES	10
ITEM 5.	OTHER INFORMATION	10
ITEM 6.	EXHIBITS	10
SIGNATURES		11
EXHIBITS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$12,933	$16,953
Inventory	19,199	21,970
Total current assets	32,132	38,923

OTHER ASSETS
Equipment	4,000	4,000
Less: Accumulated depreciation	(1,000)	(800)
	3,000	3,200

Total assets	$35,132	$42,123

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,620	$4,270
Total current liabilities	9,620	4,270

LONG TERM LIABILITIES:
Note payable - Stockholder	9,720	2,120

TOTAL LIABILITIES	19,340	6,390

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value; 980,000,000 authorized,
50,801,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012	50,801	50,801
Additional paid-in capital	345,599	345,599
Deficit accumulated during development stage	(380,608)	(360,667)
Total stockholders' equity	15,792	35,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,132	$42,123

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended		From inception
	March 31,	March 31,	May 11, 2010 to
	2013	2012	March 31, 2013

REVENUES	$9,408	2,285	$21,733

COST OF GOODS SOLD	2,771	2,173	9,475

GROSS PROFIT	6,637	112	12,258

GENERAL & ADMINISTRATIVE EXPENSES:	26,578	35,271	387,386

NET LOSS	$(19,941)	$(35,159)	$(375,128)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding	50,801,000	50,801,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	For the three months ended		May 11, 2010 to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(19,941)	$(35,159)	$(375,128)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock for services	-	-	49,000
Depreciation	200	-	1,000
(Increase)/decrease in:
Accounts receivable	-	620	-
Inventory	2,771	131	(19,199)
Prepaid legal fees	-	3,624	-
Increase/(decrease) in:
Accounts payable and accrued expenses	5,350	6,742	4,140
Net cash used in operating activities	(11,620)	(24,042)	(340,187)

Cash Flows From Investing Activities
Fixed assets	-	-	(4,000)
Net cash used in investing activities	-	-	(4,000)

Cash Flows From Financing Activities:
Proceeds from note payable - Stockholder	7,600	-	9,720
Proceeds from issuance of common stock	-	-	347,400
Net cash provided by financing activities	7,600	-	357,120

NET INCREASE (DECREASE) IN CASH	(4,020)	(24,042)	12,933

CASH AT BEGINNING OF THE PERIOD	16,953	111,207	-
CASH AT THE END OF THE PERIOD	$12,933	$87,165	$12,933

Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Stock issued for services	$-	$-	$49,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ending December 31, 2012.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Empire Global Gaming, Inc.

The Company was incorporated in the State of Nevada on May 11, 2010 in order to acquire certain U.S Patent license agreements pertaining to roulette and actively engage in the gaming business worldwide and commenced operations in June, 2010.  The Company was founded to develop, manufacture and sell Class II and Class III Casino electronic and table games for the general public and casinos worldwide. The Company owns exclusive rights through license agreements to four U.S. Patents consisting of 14 roulette games patents. These patents are certified by Gaming Laboratories International to minimize any unfairness in the multi-number bets in roulette (American double 0 and European single 0) to both players and casinos. One of the patents controlled by the Company is for a “new number pattern and board layout” that will insure, the various gaming control boards and commissions in the United States and eventually worldwide, that the highest standards of security and integrity are met. We hold licenses for eight patented Class II and III Casino Grade Mechanical and Electronic Games.  The games include (i) proprietary 20 sided dice game, (ii) combination game of poker and blackjack, side bet blackjack, and (iii) five patents covering roulette.  We also created a new proprietary variation on the standard deck of playing cards (patent pending).   The Company also sells a complete line of public and casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. We are working on developing some of our patented games into video and slot machine terminals as well as computer and mobile devices.  We also are attempting to develop a pick 3 lotto evaluation and analysis program.   We have taken certain steps to become fully “e-commerce” operational while awaiting Gaming Board approvals.  We operate a website where we sell certain equipment and proprietary games.   Our website is located at:  www.empireglobalgaminginc.com.

The Company has net losses consisting of pre-operating and start-up expenses, of $380,608 from May 10, 2010 to March 31, 2013.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $19,941 for the three months ending March 31, 2013 and $380,608 for the period from inception (May 11, 2010) to March 31, 2013, and working capital of $12,792 at March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4. SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended March 31, 2013.

NOTE 5. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company sold $2,040 and $5,971, respectively of inventory to the shareholders of the Company.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2013.  Our primary capital source will be cash flow from operations cash on hand and loans from stockholders, officers and directors. We anticipate reaching profitability in 2013.    We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2013, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2013, we plan to continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended March 31, 2013 Compared to March 31, 2012

The following table summarizes the results of our operations during the three months ended March 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	3/31/13	3/31/12
	(unaudited)	(unaudited)	Variance	Percentage
Revenues	9,408	2,285	7,123	311.73%
Cost of Goods Sold	2,771	2,173	598	27.52%
Operating expenses	26,577	35,270	(8,693)	-24.65%
Net loss	(19,940)	(35,159)	15,219	-43.30%
Loss per share of common stock	$0.00	$0.00

We recorded a net loss of $19,940 for the three months ended March 31, 2013 as compared with a net loss of $35,159 for the three months ended March 31, 2012. The decrease in net loss was primarily attributable to increased revenues and decrease in legal and professional fees.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2012 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended March 31, 2013, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and March 31, 2012 and from inception (May 11, 2010) to March 31, 2013; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 and from inception (May 11, 2010) to March 31, 2013; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated: May 14, 2013	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: May 14, 2013	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director