Form 10-Q/A
period 2013-03-31
Empire Global Gaming, Inc.
filed 2013-08-14
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No   ☒
There were 56,801,000 shares of common stock outstanding as of May 14, 2013.

EXPLANATORY NOTE

Overview

Empire Global Gaming, Inc. (the Company), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amendment”) to amend and restate the Company’s previously issued and unaudited interim financial statements and related financial information as of March 31, 2013 and for the three months ended March 31, 2013, which was originally filed with the Securities and Exchange Commission on May 13, 2013.  As described below and in Note 1, the restatement adjusts the Company’s accounting for common shares issued to consultants and professionals on March 7, 2013, effective March 1, 2013.

Background

During the Company’s review of the financial statements for the three months ended March 31, 2013, previously filed on Form 10-Q on May 13, 2013, the Company determined that the financial statements filed for the period ended March 31, 2012 contained a misstatement relating to its accounting treatment of common share issued to consultants and professionals. Specifically, the Company did not record the issuance of the common shares and its corresponding effects on the Company’s financial statements.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the three month period ended March 31, 2013.  The effect of the restatement on the balance sheet as of March 31, 2013 is as follows:

	March 31, 2013
	As Reported	Adjustment		Restated
Prepaid expenses	-	275,000	a, b	275,000
Common stock	50,801	6,000	a	56,801
Additional paid-in capital	345,599	294,000	a	639,599
Deficit accumulated during the development stage	(380,608)	(25,000)	b	(405,608)

a - To adjust the common stock and additional paid-in capital for issuance
b - To write off a portion on prepaid services

The effect of the restatement on the income statement for the three months ended March 31, 2013 and from Inception (May 11, 2010) through March 31, 2013 is as follows:

	Three months ended March 31, 2013
	As Reported	Adjustment		Restated
General, selling and administrative expenses	26,578	25,000	a	51,578
Operating Loss	(19,941)	(25,000)	a	(44,941)
Net Loss	(19,941)	(25,000)	a	(44,941)
Net loss per common share - basic and diluted	(.000)	(.001)		(.001)
Weighted average of common shares outstanding	50,801,000	2,000,000 -		52,801,000

	From Inception (May 11, 2010) to
	March 31, 2013
	As Reported	Adjustment		Restated
General, selling and administrative expenses	387,386	25,000	a	417,867
Operating Loss	(380,608)	(25,000)	a	(405,608)
Net Loss	(380,608)	(25,000)	a	(405,608)

a - To write off a portion on prepaid services

The effect of the restatements on the statement of cash flows for the three months ended March 31, 2013 and from Inception (May 11, 2010) through March 31, 2013 is as follows:

	For the three months ended March 31, 2013
	As Reported	Adjustment		Restated
Net Loss	(19,941)	(25,000)	a	(44,941)

Stock for services	-	300,000	b	300,000

	From Inception May 11, 2010 to
	March 31, 2013
	As Reported	Adjustment		Restated
Net Loss	(380,608)	(25,000)	a	(405,608)

Stock for services	49,000	300,000	b	349,000

a - To write off a portion on prepaid services
b - To adjust common stock and additional paid-in capital for issuance

Consistent with the information above, the Company has revised the following items in this Form 10-Q/A:

Part I
Item 1- Financial Statements (Unaudited) including Notes 1and 2 to the Financial Statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additionally, in this Amendment, the Company is including currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and a currently dated certification from the Company’s Principal Executive Officer and Principal Financial Officer as require by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1.

Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on May 13, 2013 (the “Form 10-Q”) are unchanged and this amendment does not reflect any events that have occurred after the Form 10-Q, as amended by the Amended Form 10-Q was filed.  Accordingly, this amendment should be read in conjunction with the Company’s Form 10-Q, as amended by the Amended Form 10-Q, and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three month period ended March 31, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
	Restated
ASSETS

CURRENT ASSETS:
Cash	$12,933	$16,953
Prepaid expenses	275,000	-
Inventory	19,199	21,970
Total current assets	307,132	38,923

OTHER ASSETS
Equipment	4,000	4,000
Less: Accumulated depreciation	(1,000)	(800)
	3,000	3,200

Total assets	$310,132	$42,123

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,620	$4,270
Total current liabilities	9,620	4,270

LONG TERM LIABILITIES:
Note payable - Stockholder	9,720	2,120

TOTAL LIABILITIES	19,340	6,390

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value; 980,000,000 authorized, 56,801,000 and 50,801,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	56,801	50,801
Additional paid-in capital	639,599	345,599
Deficit accumulated during development stage	(405,608)	(360,667)
Total stockholders' equity	290,792	35,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$310,132	$42,123

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended,		From inception
	March 31,	March 31,	(May 11, 2010) to
	2013	2012	March 31, 2013
	Restated		Restated

REVENUES	$9,408	2,285	$21,733

COST OF GOODS SOLD	2,771	2,173	9,475

GROSS PROFIT	6,637	112	12,258

GENERAL & ADMINISTRATIVE EXPENSES:	51,578	35,271	417,866

NET LOSS	$(44,941)	$(35,159)	$(405,608)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)

Weighted average of common shares outstanding	52,801,000	50,000,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			From inception
	For the three months ended,		(May 11, 2010) to
	March 31, 2013	March 31, 2012	March 31, 2013
	Restated		Restated
Cash Flows from Operating Activities:
Net Loss	$(44,941)	$(35,159)	$(405,608)
Adjustments to reconcile net loss to net cash from operating activities:
Stock for services	300,000	-	349,000
Depreciation	200	-	1,000
(Increase)/decrease in:
Accounts receivable	-	620	-
Inventory	2,771	131	(19,199)
Prepaid legal fees	-	3,624	-
Prepaid expenses	(275,000)	-	(275,000)
Increase/(decrease) in:
Accounts payable	5,350	6,742	9,620
Net cash used in operating activities	(11,620)	(24,042)	(340,187)

Cash Flows From Investing Activities
Fixed assets	-	-	(4,000)
Net cash used in investing activities	-	-	(4,000)

Cash Flows From Financing Activities:
Proceeds from note payable - Stockholder	7,600	-	9,720
Proceeds from issuance of common stock	-	-	347,400
Net cash provided by financing activities	7,600	-	357,120

NET INCREASE (DECREASE) IN CASH	(4,020)	(24,042)	12,933

CASH AT BEGINNING OF THE PERIOD	16,953	111,207	-

CASH AT THE END OF THE PERIOD	$12,933	$87,165	$12,933

Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Stock issued for services	$300,000	$-	$349,000

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

The Company has net losses consisting of pre-operating and start-up expenses, of $405,609 from May 10, 2010 to March 31, 2013.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $44,941 for the three months ending March 31, 2013 and $405,608 for the period from inception (May 11, 2010) to March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 6. RESTATEMENTS

The tables below show the effects of the restatements on (i) the Company's balance sheets as of March 31, 2013, (ii) the statements of operations for the three months ended March 31, 2013 and from Inception (May 11, 2010) through March 31, 2013, and (iii) the statements of cash flows for the three months ended March 31, 2013 and from Inception (May 11, 2010) through March 31, 2013.

	March 31, 2013
	As Reported	Adjustment		Restated
Prepaid expenses	-	275,000	a, b	275,000
Common stock	50,801	6,000	a	56,801
Additional paid-in capital	345,599	294,000	a	639,599
Deficit accumulated during the development stage	(380,608)	(25,000)	b	(405,608)

a - To adjust the common stock and additional paid-in capital for issuance
b - To write off a portion on prepaid services

The effect of the restatement on the income statement for the three months ended March 31, 2013 and from Inception (May 11, 2010) through March 31, 2013 is as follows:

	Three months ended March 31, 2013
	As Reported	Adjustment		Restated
General, selling and administrative expenses	26,578	25,000	a	51,578
Operating Loss	(19,941)	(25,000)	a	(44,941)
Net Loss	(19,941)	(25,000)	a	(44,941)
Net loss per common share - basic and diluted	(.000)	(.001)		(.001)
Weighted average of common shares outstanding	50,801,000	2,000,000 -		52,801,000

	From Inception (May 11, 2010) to
	March 31, 2013
	As Reported	Adjustment		Restated
General, selling and administrative expenses	387,386	25,000	a	417,867
Operating Loss	(380,608)	(25,000)	a	(405,608)
Net Loss	(380,608)	(25,000)	a	(405,608)

a - To write off a portion on prepaid services

The effect of the restatements on the statement of cash flows for the three months ended March 31, 2013 and from Inception (May 11, 2010) through March 31, 2013 is as follows:

	For the three months ended March 31, 2013
	As Reported	Adjustment		Restated
Net Loss	(19,941)	(25,000)	a	(44,941)

Stock for services	-	300,000	b	300,000

	From Inception (May 11, 2010) to
	March 31, 2013
	As Reported	Adjustment		Restated
Net Loss	(380,608)	(25,000)	a	(405,608)

Stock for services	49,000	300,000	b	349,000

a - To write off a portion on prepaid services
b - To adjust common stock and additional paid-in capital for issuance

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

Liquidity and Capital Resources

We believe that the Company currently has the necessary working capital to support existing operations through 2013.  Our primary capital source will be cash flow from operations cash on hand and loans from Stockholders We anticipate reaching profitability in 2013.    We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended March 31, 2013 Compared to March 31, 2012

The following table summarizes the results of our operations during the three months ended March 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	3/31/13	3/31/12
	(unaudited)	(unaudited)	Variance	Percentage
	Restated
Revenues – related party	9,408	2,285	7,123	311.73%
Cost of Goods Sold	2,771	2,173	598	27.52%
Operating expenses	51,578	35,270	16,308	46.24%
Net loss	(44,941)	(35,158)	(9,783)	27.83%
Loss per share of common stock	$(0.001)	$(0.001)

We recorded a net loss of $44,941 for the three months ended March 31, 2013 as compared with a net loss of $35,158 for the three months ended March 31, 2012. The decrease in net loss was primarily attributable to an increased revenues and decrease in legal and professional fees.

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

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and March 31, 2012 and from inception (May 11, 2010) to March 31, 2013; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 and from inception May 11, 2010 to March 31, 2013; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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
Dated: August 14, 2013
	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director