Form 10-Q
period 2013-06-30
Empire Global Gaming, Inc.
filed 2013-08-15
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2013

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

There were 57,301,000 shares of common stock outstanding as of August 14, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$12,208	$16,953
Prepaid expenses	200,000	-
Inventory	18,639	21,970
Total current assets	230,847	38,923

OTHER ASSETS
Equipment	4,000	4,000
Less: Accumulated depreciation	(1,200)	(800)
	2,800	3,200

Total assets	$233,647	$42,123

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,512	$4,270
Total current liabilities	7,512	4,270

LONG TERM LIABILITIES:
Note payable - Stockholder	21,720	2,120

TOTAL LIABILITIES	29,232	6,390

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 and 50,801,000 shares issued and outstandingas of June 30, 2013 and December 31, 2012, respectively.	57,301	50,801
Additional paid-in capital	664,099	345,599
Deficit accumulated during development stage	(516,985)	(360,667)
Total stockholders' equity	204,415	35,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$233,647	$42,123

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended,		For the six months ended,		From inception
	June 30,	June 30,	June 30,	June 30,	(May 11, 2010) to
	2013	2012	2013	2012	June 30, 2013

REVENUES	$1,111	$62	$10,518	$2,347	$22,843

COST OF GOODS SOLD	560	-	3,331	2,173	10,035

GROSS PROFIT	551	62	7,187	174	12,808

GENERAL & ADMINISTRATIVE EXPENSES:	111,928	24,381	163,505	59,652	529,793

NET LOSS	$(111,377)	$(24,319)	$(156,318)	$(59,478)	$(516,985)

Net loss per common share - basic and diluted	$(0.002)	$(0.001)	$(0.003)	$(0.001)

Weighted average of common shares outstanding	57,290,560	50,801,000	54,063,707	50,801,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	For the six months ended,		(May 11, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash Flows from Operating Activities:
Net loss	$(156,318)	$(59,478)	$(516,985)
Adjustments to reconcile net loss to net cash from operating activities:
Inventory contributed by stockholder	3,331	(16,395)	(18,639)
Prepaid expenses paid by the issuance of common stock	(200,000)	-	(200,000)
Common stock issued for services	325,000	-	374,000
Depreciation	400	-	1,200
Changes in assets and liabilities
Accounts receivable	-	2,793	-
Prepaid legal fees	-	3,624	-
Accounts payable	3,242	7,970	7,512
Net cash used in operating activities	(24,345)	(61,486)	(352,912)

Cash Flows From Investing Activities
Acquisition of equipment	-	-	(4,000)
Net cash used in investing activities	-	-	(4,000)

Cash Flows From Financing Activities:
Proceeds from note payable - Stockholder	19,600	-	21,720
Proceeds from issuance of common stock	-	-	347,400
Net cash provided by financing activities	19,600	-	369,120

NET INCREASE (DECREASE) IN CASH	(4,745)	(61,486)	12,208

CASH AT BEGINNING OF THE PERIOD	16,953	111,207	-
CASH AT THE END OF THE PERIOD	$12,208	$49,721	$12,208

Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Common stock issued for services	$325,000	$-	$374,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ending December 31, 2012.

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

The Company has net losses consisting of pre-operating and start-up expenses, of $516,985 from May 10, 2010 to June 30, 2013.

We are controlled by two individuals (our President and Chief Financial Officer) who devote approximately 25 hours a week each of their time to the business of the Company.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $111,377 for the six months ending June 30, 2013 and $516,985 for the period from inception (May 11, 2010) to June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4.

In March 2013, the Company issued 6,000,000 shares of its common stock to three consultants and one attorney in exchange for services to be rendered.  The shares were valued at the estimated value of the services to be received and are being amortized over the respective terms of the consulting agreements.  During the six months ended June 30, 2013, $100,000 was amortized and charged to operations

NOTE 5.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended June 30, 2013.

NOTE 6. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013 and for the year ended December 31, 2012, the Company sold     $10,242 and $5,971, respectively of inventory to the shareholders of the Company.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2013.  Our primary capital source will be cash flow from operations cash on hand and loans from Stockholders We anticipate reaching profitability in 2014.    We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Six Months Ended June 30, 2013 Compared to June 30, 2012

The following table summarizes the results of our operations during the six months ended June 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current six month period to the prior six month period:

	6/30/13	6/30/12
	(unaudited)	(unaudited)	Variance	Percentage
Revenues	10,518	2,347	8,171	348.15%
Cost of Goods Sold	3,331	2,173	1,158	53.29%
Operating expenses	163,505	59,652	103,853	174.10%
Net loss	(156,318)	(59,478)	96,840	61.42%
Loss per share of common stock	$(0.003)	$(0.001)	$(0.002)

We recorded a net loss of $156,318 for the six months ended June 30, 2013 as compared with a net loss of $59,478 for the three months ended June 30, 2012. The increase in net loss was primarily attributable to an increase in legal and professional fees.

Three Months Ended June 30, 2013 Compared to June 30, 2012

The following table summarizes the results of our operations during the three months ended June 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	6/30/13	6/30/12
	(unaudited)	(unaudited)	Variance	Percentage
Revenues	1,111	62	1,049	1691.94%
Cost of Goods Sold	560	-	560	0.00%
Operating expenses	111,928	24,381	87,547	359.08%
Net loss	(111,377)	(24,319)	(87,058)	357.98%
Loss per share of common stock	$(0.002)	$(0.001)	$(0.001)

We recorded a net loss of $111,377 for the three months ended June 30, 2013 as compared with a net loss of $24,319 for the three months ended June 30, 2012. The increase in net loss was primarily attributable to an increase in legal and professional fees.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2012 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended June 30, 2013, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2013 and June 30, 2012 and from inception (May 11, 2010) to June 30, 2013; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and from inception May 11, 2010 to June 30, 2013; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

Dated: August 14, 2013
	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller,
Secretary/Treasurer and Director