Form 10-Q
period 2013-09-30
Empire Global Gaming, Inc.
filed 2013-11-08
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2013

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

There were 57,301,000 shares of common stock outstanding as of November 8, 2013.

TABLE OF CONTENTS
_________________

		Page
	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3 - 7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4	CONTROLS AND PROCEDURES	10

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 1A.	RISK FACTORS	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	MINE SAFETY DISCLOSURES	11
ITEM 5.	OTHER INFORMATION	11
ITEM 6.	EXHIBITS	11
SIGNATURES		12
EXHIBITS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$10,409	$16,953
Prepaid expenses	125,000	-
Inventory	19,067	21,970
Total current assets	154,476	38,923

OTHER ASSETS
Equipment, net of accumulated depreciation of $1,400 and $800, respectively	2,600	3,200

Total assets	$157,076	$42,123

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,096	$4,270
Total current liabilities	8,096	4,270

LONG TERM LIABILITIES:
Note payable - Stockholder	39,220	2,120

TOTAL LIABILITIES	47,316	6,390

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 and 50,801,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	57,301	50,801
Additional paid-in capital	664,099	345,599
Accumulated deficit during development stage	(611,640)	(360,667)
Total stockholders' equity	109,760	35,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$157,076	$42,123

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended		From inception May 11, 2010 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

REVENUES	$230	$3,780	$10,749	$6,127	$23,074

COST OF GOODS SOLD	24	1,132	3,356	3,305	10,060

GROSS PROFIT	206	2,648	7,393	2,822	13,014

GENERAL & ADMINISTRATIVE EXPENSES:	94,861	23,001	258,366	82,652	624,654

NET LOSS	$(94,655)	$(20,353)	$(250,973)	$(79,830)	$(611,640)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding	57,301,000	50,801,000	55,158,143	50,801,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	For the nine months ended		May 11, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(250,973)	$(79,830)	$(611,640)
Adjustments to reconcile net cash used in operating activities:
Stock for services	200,000	-	249,000
Depreciation	600	-	1,400
Changes in operating assets and liabilities:
Accounts receivable	-	(1,006)	-
Inventory	2,903	(7,098)	(19,067)
Prepaid legal fees	-	3,623	-
Accounts payable	3,826	4,357	8,096
Net cash used in operating activities	(43,644)	(79,954)	(372,211)

Cash Flows From Investing Activities
Acquisition of equipment	-	-	(4,000)
Net cash used in investing activities	-	-	(4,000)

Cash Flows From Financing Activities:
Proceeds from note payable - Stockholder	37,100	-	39,220
Proceeds from issuance of common stock	-	-	347,400
Net cash provided by financing activities	37,100	-	386,620

NET INCREASE (DECREASE) IN CASH	(6,544)	(79,954)	10,409

CASH AT BEGINNING OF THE PERIOD	16,953	111,207	-
CASH AT THE END OF THE PERIOD	$10,409	$31,253	$10,409

Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Stock issued for services	$200,000	$-	$374,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.  For further information, refer to the financial statements and footnotes thereto for the year ending December 31, 2012, found on Form 10-K.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Empire Global Gaming, Inc.

The Company was incorporated in the State of Nevada on May 11, 2010 in order to acquire certain U.S Patent license agreements pertaining to roulette and actively engage in the gaming business worldwide and commenced operations in May 2010.  The Company was founded to develop, manufacture and sell Class II and Class III Casino electronic and table games for the general public and casinos worldwide. The Company owns exclusive rights through license agreements to four U.S. Patents consisting of 14 roulette games patents. These patents are certified by Gaming Laboratories International to minimize any unfairness in the multi-number bets in roulette (American double 0 and European single 0) to both players and casinos. One of the patents controlled by the Company is for a “new number pattern and board layout” that will insure, the various gaming control boards and commissions in the United States and eventually worldwide, that the highest standards of security and integrity are met. We hold licenses for eight patented Class II and III Casino Grade Mechanical and Electronic Games.  The games include (i) proprietary 20 sided dice game, (ii) combination game of poker and blackjack, side bet blackjack, and (iii) five patents covering roulette.  We also created a new proprietary variation on the standard deck of playing cards (patent pending).   EGGI also sells a complete line of public and casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. We are working on developing some of our patented games into video and slot machine terminals as well as computer and mobile devices.  We also are attempting to develop a pick 3 lotto evaluation and analysis program.   We have taken certain steps to become fully “e-commerce” operational while awaiting Gaming Board approvals.  We operate a website where we sell certain equipment and proprietary games.   Our website is located at:  www.empireglobalgaminginc.com.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $250,973 for the nine months ending September 30, 2013 and $611,641 for the period from inception (May 11, 2010) to September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4. COMMON STOCK

In March 2013, the Company issued 6,000,000 shares of its common stock to three consultants and one attorney in exchange for services to be rendered.  The shares were valued at the estimated value of the services to be received and are being amortized over the respective terms of the consulting agreements.  During the nine months ended September 30, 2013, $175,000 was amortized and charged to operations

NOTE 5. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013 and 2012, the Company has sales of $10,242 and $5,971, to multiple shareholders of the Company.

NOTE 6.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of September 30, 2013.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2013 since the Company has had minimal revenues and net losses consisting of pre-operating and start-up expenses, of $611,640 from May 10, 2010 to September 30, 2013. Our primary capital source will be loans from Stockholders We anticipate reaching profitability in 2014.    We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Nine Months Ended September 30, 2013 compared to September 30, 2012

The following table summarizes the results of our operations during the nine months ended September 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine month period to the prior nine month period:

	9/30/13	9/30/12
	(unaudited)	(unaudited)	Variance	Percentage
Revenue	$10,749	$6,127	$4,622	75.44%
Cost of goods sold	3,356	3,305	51	1.54%
Operating expenses	258,366	82,652	175,714	212.59%
Net loss	$(250,973)	$(79,830)	$(171,143)	214.38%

Loss per share of common stock	$0.00	$0.00	$0.00

The difference between the net loss of $250,973 for the nine months ended September 30, 2013 compared to the net loss of $79,830 for the same period was primarily attributable to an increase in consulting, legal and professional fees.

Three Months Ended September 30, 2013 Compared to September 30, 2012

The following table summarizes the results of our operations during the three months ended September 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	9/30/13	9/30/12
	(unaudited)	(unaudited)	Variance	Percentage
Revenue	$230	$3,780	$(3,550)	-93.92%
Cost of goods sold	24	1,132	(1,108)	-97.88%
Operating expenses	94,861	23,001	71,860	312.42%
Net loss	$(94,655)	$(20,353)	$(74,302)	365.07%

Loss per share of common stock	$0.00	$0.00	$0.00

The difference between the net loss of $94,655 for the three months ended September 30, 2013 compared to the net loss of $79,830 for the same period was primarily attributable to an increase in consulting, legal, and professional fees.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2012 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended September 30, 2013, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2013 and September 30, 2012 and from inception (May 11, 2010) to September 30, 2013; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended September 30, 2013 and September 30, 2012 and from inception May 11, 2010 to September 30, 2013; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

*Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Empire Global Gaming, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: November 8, 2013
	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: November 8, 2013
	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller,
Secretary/Treasurer and Director