Form 10-K
period 2013-12-31
Empire Global Gaming, Inc.
filed 2014-03-31
CIK 1501862

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

State issuer's revenues for its most recent fiscal year: $10,803

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  57,301,000 shares of common stock as of March 26, 2014.

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

Board of Directors

Nicholas Sorge, Sr. is the President and Director and Dolores Marsh is the Chief Financial Officer, Secretary and Director.   We have not employed additional people either on a full time or part time basis.

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

Item 2.    Description of Property.

The Company has office space at 555 Woodside Avenue, Bellport, New York 11713 which is provided at no cost to the Company by our President, Nicholas Sorge, Sr.

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

Results of Operations

Year ended December 31, 2013 Compared to the year ended December 31, 2012

For the year ended December 31, 2013, we had sales of $10,803, as compared to $9,532 for the year ended December 31, 2012.  The increase was due to the Company’s development of its Lotto Pick 3 website and sales of the Company’s proprietary playing cards.

Cost of Goods Sold

Cost of goods sold was $3,356 for the year ended December 31, 2013, compared to $3,911 for the year ended December 31, 2012.  Sales increased 13% when compared to prior year, however, cost of goods sold decreased 14%.  The Company sold different products that have a different cost than the previous year.

General and Administrative Expenses

During the year ended December 31, 2013, general and administrative expenses were $343,003, consisting primarily of consulting fees, as compared to $94,814 for year ended December 31, 2012.   The increase of $238,224 was due to the 6,000,000 shares issued.   The 6,000,000 shares were issued for the purpose of providing management and financial consulting services to help the Company execute its business model and execute its planned growth.

 Net Loss

Our Net Loss was $335,556 for the year ended December 31, 2013, and $101,249 for the year ended December 31, 2012.  The increase is primarily due to an increase in professional fees of $238,224.

 Professional fees increased significantly during the year due to costs incurred in the settlement of a suit with previous shareholders of the Company.  Additional costs were incurred for the preparation of licensing and marketing agreements and for the review and analysis of the Company patents.

Liquidity and Capital Resources

As of December 31, 2013, we had shareholders equity of $25,176 and we had positive working capital of $61,996 compared to shareholders equity of $35,732 and working capital of $34,652 at December 31, 2012. Cash and cash equivalents were $4,308 as of December 31, 2013, as compared to $16,952 at December 31, 2012. This decrease in our working capital was primarily attributable to the net loss of $335,556 for the year ended December 31, 2013.  The net loss for the year ended 2013 was primarily due to professional fees of $333,038.

In order to continue is a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Net cash used in operations during 2013 was $49,744 compared with $92,375 used in operations during 2012.   Cash used in operations during 2013 was primarily due to the net loss in the period.

Net cash used in investing activities during 2013 was $ -0- compared to $4,000 used in investing during 2012.  There were no investing activities in 2013.

Net cash provided by financing activities was $ 37,100 in 2013 and $2,120 in 2012.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $696,224 for the period of May 11, 2010 (inception) to December 31, 2013 and working capital of $61,996 at December 31, 2013.  Because of these factors our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Empire Global Gaming, Inc.
New York, New York

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from t inception (May 11, 2010) to December 31, 2013. Empire Global Gaming, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal revenues, incurred a net loss since inception, has a net accumulated deficit, and may be unable to raise further equity. These factors, among others, raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Global Gaming, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and for the period from inception (May 11, 2010) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey
March 24, 2014

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$4,308	$16,952
Inventory	19,067	21,970
Prepaid expenses	50,000	-
Total current assets	73,375	38,922

Fixed Assets
Equipment	$4,000	$4,000
Accumulated Depreciation	(1,600)	(800)
Property and Equipment, Net	2,400	3,200
Total assets	$75,775	$42,122

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,379	$4,270
Total current liabilities	11,379	4,270

LONG TERM LIABILITIES
Notes Payable - Shareholder	39,220	2,120
Total liabilities	50,599	6,390

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 and 50,801,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	57,301	50,801
Additional paid-in capital	664,099	345,599
Deficit accumulated during development stage	(696,224)	(360,668)
Total stockholders' equity	25,176	35,732

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,775	$42,122

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From inception May 11, 2010 to
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES (See Note 4)
Related party sales	-	7,369	7,368
Other	10,803	2,163	15,760
Total Revenues	10,803	9,532	23,128

COST OF GOODS SOLD	3,356	3,911	10,060

GROSS PROFIT	7,447	5,621	13,068

GENERAL & ADMINISTRATIVE EXPENSES	343,003	106,870	709,292

NET LOSS	$(335,556)	$(101,249)	$(696,224)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average of common shares outstanding	55,695,658	50,801,000

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FROM INCEPTION, MAY 11, 2010 TO DECEMBER 31, 2013

				Accumulated
				Deficit
	Common		Additional	During
	Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance Inception May 11, 2010
Issuance of Common Stock for
founder shares May 11, 2010	49,000,000	49,000	-	-	49,000

Sale of Common Stock	1,000,000	1,000	124,000	-	125,000

Net Loss	-	-	-	(128,423)	(128,423)

Balance December 31, 2010	50,000,000	50,000	124,000	(128,423)	45,577

Common stock issuance for services	801,000	801	199,449	-	200,250

Contributed inventory	-	-	22,150	-	22,150

Net Loss	-	-	-	(130,996)	(130,996)

Balance December 31, 2011	50,801,000	50,801	345,599	(259,419)	136,981

Net Loss	-	-	-	(101,249)	(101,249)

Balance December 31, 2012	50,801,000	50,801	345,599	(360,668)	35,732

Common stock issuance for services	6,500,000	6,500	318,500	-	325,000

Net Loss	-	-	-	(335,556)	(335,556)

Balance December 31, 2013	57,301,000	57,301	664,099	(696,224)	25,176

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS

			From inception
	For the year ended	For the year ended	May 11, 2010 to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(335,556)	$(101,249)	$(696,224)
Adjustments to reconcile net loss to net cash
used in operation activities:
Depreciation	800	800	1,600
Stock issued for services	275,000	-	324,000
Changes in operating assets and liabilities
Accounts receivable	-	2,793	-
Inventory	2,903	(2,613)	(19,067)
Prepaid expenses	-	3,624	-
Accounts payable and accrued expenses	7,109	4,270	11,379
Net cash used in operating activities	(49,744)	(92,375)	(378,312)

Cash flows from Investing Activities:
Acquisition of Property and Equipment	-	(4,000)	(4,000)
Net cash used in investing activities	-	(4,000)	(4,000)

Cash flows from Financing Activities:
Proceeds from Notes Payable - Shareholder	37,100	2,120	39,220
Proceeds from issuance of common stock	-	-	347,400
Net cash provided by financing activities	37,100	2,120	386,620

NET INCREASE/(DECREASE) IN CASH	(12,644)	(94,255)	4,308
CASH AT BEGINNING OF THE PERIOD	16,952	111,207	-
CASH AT THE END OF THE PERIOD	$4,308	$16,952	$4,308

Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Prepaid expense resulting from stock issued
for services	$300,000	$-	$300,000

 See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

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

The Company currently has limited operations in accordance with Financial Accounting Standard Board Codification 915 (“FASB ASC”) Development Stage Entities topic. The Company has been in the development stage since its formation.  The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage entities.  A development stage entity is one in which planned principal operations has not commenced or if its operations have commenced, there has been no significant revenues there from.

Summary of Significant Accounting Policies

Cash

The Company considers all highly liquid investments with an original maturity of year end or less to be cash equivalents. Cash equivalents include cash on hand and cash in the bank

Prepaid expenses

The Company issued common stock for consulting services.  The Company recorded a prepaid consulting expense in March 2013 for $300,000, which is being amortization over the life of the agreement.  A prepaid expense of $50,000 represents the unamortized balance.

Advertising

The Company expenses advertising when incurred.  The Company has incurred advertising expenses of $1,434 and $560 for the year ended December 31, 2013 and 2012, respectively.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

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

The Company does not have any assets or liabilities required to be measured at fair value on a recurring basis.

Revenue Recognition

The Company derives its revenue from sale of gaming products. The Company recognizes revenue only when there is persuasive evidence of an arrangement, delivery has occurred, the sale price is determinable and collectability is reasonably assured.

Inventory

Inventory consists of finished gaming products that were contributed by a shareholder of the Company and are valued at lower of market or acquisition cost.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of long lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2013.

We maintain cash balances at highly-rated financial institutions in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 (a temporary increase which expires December 31, 2013). At December 31, 2013, we had no account balances over federally insured limits.

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

Net Loss Per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. From inception, May 11, 2010, to December 31, 2013, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of December 31, 2013, the Company had no cash equivalents.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated revenue of $23,128 from inception, is considered a development stage company, has experienced recurring net losses, and has a net loss of $696,224, for the period of May 11, 2010 (inception) to December 31, 2013 and $335,556 for the year ended December 31, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or increase revenues to continue operations.

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

NOTE 3.  INCOME TAXES

The components of the Company’s deferred tax asset are as follows as of December 31, 2013:

	December 31, 2013	December 31, 2012
Net operating loss carry forward at 35%	$243,678	$126,234
Valuation allowance	-243,678	-126,234
Net deferred tax allowance	$-	$-

Deferred tax asset consists of net operating losses  of approximating $696,000 and $360,000 for the years ended December 31, 2013 and 2012, which expires between 2030 to 2032.

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
US Statutory rate	35%	35%
Valuation allowance	-35%	-35%
Income tax provision	-	-

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

The Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. At December 31, 2013, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

The Company files income tax returns in the United States.  The Company will file its U.S. federal return for the year ended December 31, 2013 in 2014. Once filed, the 2013 U.S. federal return and those for 2011 and 2012 will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.

The Company’s management received 41,000,000 shares of restricted stock as compensation for contributing the business plan and its efforts in commencing operations.,  These 41,000,000 shares have been accepted as full compensation for management's services for the first year of operation.  Nicholas Sorge, Sr., President and Director received 40,000,000 shares for his services to the Company including developing the business plan for the Company and other miscellaneous administrative matters on behalf of the Company.  Dolores Marsh, Secretary, Chief Financial Officer, Controller and Director received 1,000,000 shares for her services to the Company including developing along with Nicholas Sorge, Sr., the business plan for the Company, devoting the time and skill necessary to negotiate with various vendors and undertaking various administrative matters on behalf of the Company.  Also, the Company issued 8,000,000 shares to other founder/management when the Company was formed.

In December 2012, Nicholas Sorge, Sr. loaned the Company $2,120 to pay for various expenses.     The note payable bears interest at 4% per annum and is due with interest on December 31, 2018.  The Company has accrued interest of $373 through December 31, 2013.

In 2013, Nicholas Sorge, Sr. loaned the Company an additional $37,100.  The note payable bears interest at 4% per annum and is due with interest on December 31, 2018.  The balance of the note payable is $39,220 at December 31, 2013.

During 2011, Nicholas Sorge, Jr. contributed $22,150 of inventory to the Company.  Since the inventory was contributed the original cost to Mr. Sorge was recorded to Additional Paid in Capital.  This inventory consisted of various different gaming items for resale.

During 2012, 77% of the Company’s revenue was derived from existing shareholders/officers of the Company.  In 2013, no sales were made to existing shareholders/officers.

EMPIRE GLOBAL GAMING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE 5.  COMMON STOCK

See note and regarding issuance of Founders’ shares.

The Company’s authorized Common Stock is 980,000,000 common shares with $0.001 par value.

During the year ended December 31, 2011, 801,000 shares of Common Stock were sold and issued as follows: 348,000 shares on May 9, 2011, 40,000 shares on May 23, 2011, 73,000 shares on May 31, 2011, 20,000 shares on June 15, 2011, 40,000 shares on June 22, 2011, 60,000 shares on July 1, 2011, 160,000 shares on July 5, 2011, 40,000 shares on July 13, 2011, 20,000 shares on October 3, 2011, 6,000,000 shares on March 31, 2013, 50,000 shares on April 1, 2013, 400,000 shares on April 1, 2013, and 50,000 shares on April 10, 2013.

The details of the 6,000,000 shares issued on March 31, 2013 are as follows:

Nunzio J. Valerie received 1,500,000 shares valued at $75,000
Michael Lopez received 2,000,000 shares valued at $100,000
Steven Horowitz received 1,500,000 shares valued at $75,000
Steven Wildstein received 1,000,000 shares valued at $50,000

The shares were valued based on the cost of these services as per the respective invoices or agreement.

The four (4) individuals were given shares of the Company's common stock to provide management and financial consulting services to the Company.  They were to consult and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community; and at the Company's request, review business plans, strategies, mission statement budgets, proposed transactions and other plans for the purpose of advising the Company of the public relations implications thereof.

As of December 31, 2013, the Company has 57,301,000 shares of Common Stock issued and outstanding.

NOTE 6.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statement and there have been no subsequent events that would have a material impact on the financial statements as of and for the period ended December 31, 2013 other than:

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10: Directors, Executive Officers And Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
Nicholas Sorge, Sr.	50	President & Director	May 2010
Dolores Marsh	72	Secretary, Chief Financial Officer & Director	May 2010

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file.  We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2013.

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

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President	2011	0	0	0		0	0	0	0	0
	2012	0	0	0		0	0	0	0	0
	2013	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial Officer	2011	0	0	0		0	0	0	0	0
	2012	0	0	0		0	0	0	0	0
	2013	0	0	0		0	0	0	0	0

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

Item 12: Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of Empire Global Gaming, Inc.’s Common Stock as of March 26, 2014, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Nicholas Sorge, Sr. (2) 555 Woodside Ave. Bellport New York 11713	40,000,000	69.8%

Dolores Marsh (3) 555 Woodside Ave. Bellport New York 11713	1,040,000	2.0%

Officers and Directors as a Group	41,040,000	71.8%

(1)	The above table is based on 57,301,000 shares of Common Stock outstanding.

(2)	Nicholas Sorge, Sr. is the President and Director of the Company. Mr. Sorge is the nephew of Dolores Marsh.

(3)	Dolores Marsh is the Secretary, Chief Financial Officer and Director of the Company. Ms. Marsh is the aunt of Mr. Sorge.

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

Nicholas Sorge, Sr. loaned the Company the sum of $39,220 for monies to pay for various out of pocket expenses.  The loan was in the form of a note and due on December 31, 2018.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees accrued by Paritz & Company, P.A. during the years ended December 31, 2013 and 2012 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $19,115 and $11,200 respectively.

Audit-Related Fees

Paritz & Company, P.A. did not provide and did not bill and it was not paid any fees for, audit-related services in the years ended December 31, 2013 and 2012.

Tax Fees

Paritz & Company, P.A. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2013 and December 31, 2012.

All Other Fees

Paritz & Company, P.A. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2013 and 2012.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Paritz & Company, P.A. during 2013 and 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2014.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr., President and Director

By:	/s/ Dolores Marsh
Dolores Marsh, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ Nicholas Sorge, Sr.	Principal Executive Officer, President and Director	March 26, 2014
Nicholas Sorge, Sr.

/s/ Dolores Marsh	Chief Financial Officer, Secretary and Director	March 26, 2014
Dolores Marsh