Form 10-Q
period 2014-03-31
Empire Global Gaming, Inc.
filed 2014-05-12
CIK 1501862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2014

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

There were 57,301,000 shares of common stock outstanding as of May 10, 2014.

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
EXHIBITS

PART I  – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$1,951	$4,308
Inventory	19,067	19,067
Prepaid expenses	-	50,000
Total current assets	21,018	73,375

Fixed Assets
Equipment	4,000	4,000
Accumulated Depreciation	(1,800)	(1,600)
Property and Equipment, Net	2,200	2,400

Total assets	$23,218	$75,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,068	$11,379
Total current liabilities	20,068	11,379

LONG TERM LIABILITIES
Notes Payable - Shareholder	39,220	39,220

Total liabilities	59,288	50,599

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 and 57,301,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	57,301	57,301
Additional paid-in capital	664,099	664,099
Deficit accumulated during development stage	(757,470)	(696,224)
Total stockholders' equity (deficit)	(36,070)	25,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$23,218	$75,775

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the	For the	From inception
	three months ended	three months ended	May 11, 2010 to
	March 31, 2014	March 31, 2013	March 31, 2014

REVENUES (See Note 4)
Related party sales	-	9,282	16,650
Other	101	126	6,579
	101	9,408	23,229

COST OF GOODS SOLD	-	2,771	10,060

GROSS PROFIT	101	6,637	13,169

GENERAL & ADMINISTRATIVE EXPENSES	61,347	51,578	770,639

NET LOSS	$(61,246)	$(44,941)	$(757,470)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding	57,301,000	52,801,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the	For the	From inception
	three months ended	three months ended	May 11, 2010 to
	March 31, 2014	March 31, 2013	March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(61,246)	$(44,941)	$(757,470)
Adjustments to reconcile net loss to net cash used in operation activities:

Prepaid expenses	50,000	(275,000)	-
Depreciation	200	200	1,800
Stock issued for services	-	300,000	374,000
Changes in operating assets and liabilities
Inventory	-	2,771	(19,067)
Accounts payable and accrued expenses	8,689	5,350	20,068
Net cash used in operating activities	(2,357)	(11,620)	(380,669)

Cash flows from Investing Activities:
Acquisition of Property and Equipment	-	-	(4,000)
Net cash used in investing activities	-	-	(4,000)

Cash flows from Financing Activities:
Proceeds from Notes Payable - Shareholder	-	7,600	39,220
Proceeds from issuance of common stock	-	-	347,400
Net cash provided by financing activities	-	7,600	386,620

NET INCREASE/(DECREASE) IN CASH	(2,357)	(4,020)	1,951
CASH AT BEGINNING OF THE PERIOD	4,308	16,953	-
CASH AT THE END OF THE PERIOD	$1,951	$12,933	$1,951
Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Prepaid expense resulting from stock issued for services	$-	$300,000	$300,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three ended months March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.  For further information, refer to the financial statements and footnotes thereto for the year ending December 31, 2013, found on Form 10-K.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $61,246 for the three months ending March 31, 2014 and $757,470 for the period from inception (May 11, 2010) to March 31, 2014. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4. COMMON STOCK

In March 2013, the Company issued 6,000,000 shares of its common stock to three consultants and one attorney in exchange for services to be rendered.  The shares were valued at the estimated value of the services to be received and are being amortized over the respective terms of the consulting agreements.  During the three months ended March 31, 2014 and 2013, $50,000 and 25,000 was amortized and charged to operations, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company borrowed $39,220 from a stockholder.  The note bears interest at 4% per annum and is due on December 31, 2018.

During the three months ended March 31, 2013, the Company recorded $9,282 in sales to a stockholder of the Company.  For the period from inception to March 31, 2014, total related party were $16,650.

NOTE 6.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of March 31, 2014.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2014 since the Company has had minimal revenues and net losses consisting of pre-operating and start-up expenses, of $757,470 from May 11, 2010 to March 31, 2014.  Our primary capital source will be loans from stockholders.  We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2014, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2014, we plan to continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

The following table summarizes the results of our operations during the three months ended March 31, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine month period to the prior nine month period:

	3/31/14	3/31/13
	(unaudited)	(unaudited)	Variance	Percentage
Revenue	$101	$9,408	$(9,307)	-98.93%
Cost of goods sold	-	2,771	(2,771)	-100.00%
Operating expenses	61,347	51,578	9,769	15.90%
Net loss	$(61,246)	$(44,941)	$16,305	36.28%

Loss per share of common stock	(0.00)	(0.00)	(0.00)	7.29%

The difference between the net loss of $61,246 for the three months ended March 31, 2014 compared to the net loss of $44,941 for the same period in 2013 was primarily attributable to an increase in consulting fees resulting from the issuance of shares to consultants in March of 2013.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2013 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended March 31, 2014, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and March 31, 2013 and from inception (May 11, 2010) to March 31, 2014; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and from inception May 11, 2010 to March 31, 2014; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated: May 10, 2014	By:	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr. Chief Executive Officer and President and Director

Dated: May 10, 2014	By:	/s/ Dolores Marsh
Dolores Marsh Chief Financial Officer, Controller, Secretary/Treasurer and Director