Form 10-Q
period 2014-06-30
Empire Global Gaming, Inc.
filed 2014-08-11
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2014

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

There were 57,301,000 shares of common stock outstanding as of August 10, 2014.

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	June 30	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$1,853	$4,308
Inventory	19,067	19,067
Prepaid expenses	-	50,000
Total current assets	20,920	73,375

Property and equipment, net of accumulated depreciation of $2,000 and $1,600, respectively	2,000	2,400

Total assets	$22,920	$75,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,852	$11,379
Total current liabilities	15,852	11,379

LONG TERM LIABILITIES:
Notes Payable - Stockholders	51,220	39,220

Total liabilities	67,072	50,599

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013.	57,301	57,301
Additional paid-in capital	664,099	664,099
Deficit accumulated during development stage	(765,552)	(696,224)
Total stockholders' equity (deficit)	(44,152)	25,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,920	$75,775

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(UNAUDITED)

					From
	For the three months	For the three months	For the six months	For the six months	inception May 11,
	ended June 30, 2014	ended June 30, 2013	ended June 30, 2014	ended June 30, 2013	2010 to June 30, 2014

REVENUES (See Note 4)
Sales	$-	$-	$-	$-	$4,014
Related party sales	-	960	-	10,242	17,886
Lotto Pick 3.com Income	113	151	214	276	1,442
	113	1,111	214	10,518	23,342

COST OF GOODS SOLD	-	560	-	3,331	10,060

GROSS PROFIT	113	551	214	7,187	13,282

GENERAL & ADMINISTRATIVE EXPENSES	7,406	111,831	68,658	163,335	777,577

OPERATING LOSS	(7,293)	(111,280)	(68,444)	(156,148)	(764,295)

OTHER INCOME (EXPENSE):
Interest expense	(788)	(97)	(884)	(170)	(1,257)
Total other expense	(788)	(97)	(884)	(170)	(1,257)

NET LOSS	$(8,081)	$(111,377)	$(69,328)	$(156,318)	$(765,552)

Net loss per common share - basic and diluted	$(0.000)	$(0.002)	$(0.001)	$(0.003)

Weighted average of common shares outstanding	57,301,000	57,290,560	57,301,000	54,063,707

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

			From
	For the six months ended	For the six months ended	inception May 11, 2010 to
	June 30, 2014	June 30, 2013	June 30, 2014
Cash Flows from Operating Activities:
Net Loss	$(68,637)	$(156,318)	$(764,861)
Adjustments to reconcile net loss to net cash used in operation activities:
Inventory contributed by stockholder	-	3,331	-
Amortization of prepaid expenses paid by the issuance of common stock	50,000	(200,000)	50,000
Common stock issued for services	-	325,000	324,000
Depreciation	400	400	2,000
Changes in operating assets and liabilities
Inventory	-	-	(19,067)
Accounts payable and accrued expenses	3,782	3,242	15,161
Net cash used in operating activities	(14,455)	(24,345)	(392,767)

Cash flows from Investing Activities:
Acquisition of Property and Equipment	-	-	(4,000)
Net cash used in investing activities	-	-	(4,000)

Cash flows from Financing Activities:
Proceeds from Notes Payable - Shareholders	12,000	19,600	51,220
Proceeds from issuance of common stock	-	-	347,400
Net cash provided by financing activities	12,000	19,600	398,620

NET INCREASE (DECREASE) IN CASH	(2,455)	(4,745)	1,853
CASH AT BEGINNING OF THE PERIOD	4,308	16,953	-
CASH AT THE END OF THE PERIOD	$1,853	$12,208	$1,853

Non-Cash Transactions:
Contributed inventory	$-	$-	$22,150
Prepaid expense resulting from stock issued for services	$-	$325,000	$300,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the financial statements and footnotes thereto for the year ending December 31, 2013, found on Form 10-K.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, is considered a development stage Company, has experienced recurring net operating losses, had a net loss of $(8,081) and $(69,328) for the three and six months ending June 30, 2014, respectively and $(765,552) for the period from inception (May 11, 2010) to June 30, 2014. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4. COMMON STOCK

In March 2013, the Company issued 6,000,000 shares of its common stock to three consultants and one attorney in exchange for services to be rendered.  The shares were valued at the estimated value of the services to be received and are being amortized over the respective terms of the consulting agreements.  During the six months ended June 30, 2014 and 2013, $50,000 and 75,000 was amortized and charged to operations, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company borrowed $39,220 from a stockholder. The note bears interest at 4% per annum and is due on December 31, 2018.

During the six months ended June 30, 2014, the Company borrowed $12,000 from a stockholder. The note bears interest at 4% per annum and is due on December 31, 2018.

During the six months ended June 30, 2014 and 2013, the Company recorded $0 and $10,242, respectively in sales to stockholders of the Company. For the period from inception to June 30, 2014, total related party sales were $17,886.

NOTE 6.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of June 30, 2014.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2014 since the Company has had minimal revenues and net losses consisting of pre-operating and start-up expenses, of $765,552 from May 11, 2010 to June 30, 2014. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2014, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

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

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

The following table summarizes the results of our operations during the three months ended June 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	6/30/14	6/30/13	Variance	Percentage
Revenue	$113	$1,111	$(998)	-89.83%
Cost of goods sold	-	560	(560)	-100.00%
Operating expenses	7,406	111,831	(104,425)	-93.38%
Operating loss	$(7,293)	$(111,280)	$103,987	-93.45%

Loss per share of common stock	(0.000)	(0.002)	0.002	-93.37%

The decrease in the operating loss of $(7,293) for the three months ended June 30, 2014 compared to the operating loss of $(111,280) for the same period in 2013 was primarily attributable to a decrease in consulting and legal fees of $95,000 and $9,000, respectively.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

The following table summarizes the results of our operations during the six months ended June 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current six month period to the prior six month period:

	6/30/14	6/30/13	Variance	Percentage
Revenue	$214	$10,518	$(10,304)	-97.97%
Cost of goods sold	-	3,331	(3,331)	-100.00%
Operating expenses	68,658	163,335	(94,677)	-57.96%
Operating loss	$(68,444)	$(156,148)	$87,704	-56.17%

Loss per share of common stock	(0.001)	(0.003)	0.002	-58.57%

The decrease in the operating loss of $(68,444) for the six months ended June 30, 2014 compared to the operating loss of $(156,148) for the same period in 2013 was primarily attributable to a decrease in consulting and legal fees of $70,000 and $20,000, respectively.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2013 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended June 30, 2014, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013 and from inception (May 11, 2010) to June 30, 2014; (iii) Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2014 and 2013 and from inception May 11, 2010 to June 30, 2014; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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
Dated: August 10, 2014
	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: August 10, 2014
	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director

