Form 10-Q
period 2014-09-30
Empire Global Gaming, Inc.
filed 2014-11-12
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2014

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

Yes ☐ No ☒

There were 57,301,000 shares of common stock outstanding as of November 12, 2014.

TABLE OF CONTENTS

_________________

		Page
	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3 - 8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 4	CONTROLS AND PROCEDURES	11

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A.	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4.	MINE SAFETY DISCLOSURES	12
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS	12
SIGNATURES		13
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

(Unaudited)

	September 30	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$525	$4,308
Inventory	-	19,067
Prepaid expenses	-	50,000
Total current assets	525	73,375

Property and equipment, net of accumulated depreciation of $2,200 and $1,600, respectively	1,800	2,400

Total assets	$2,325	$75,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,940	$11,379
Total current liabilities	19,940	11,379

LONG TERM LIABILITIES:
Notes Payable - Stockholders	54,720	39,220

Total liabilities	74,660	50,599

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(793,735)	(696,224)
Total stockholders' equity (deficit)	(72,335)	25,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,325	$75,775

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUES: (See Note 4)
Fee income	$89	$230	$303	$506
Related party sales	-	-	-	10,243
	89	230	303	10,749

COST OF GOODS SOLD	-	24	-	3,356

GROSS PROFIT	89	206	303	7,393

GENERAL & ADMINISTRATIVE EXPENSES:

General & administrative	8,201	94,763	76,859	258,098
Inventory write-down	19,067	-	19,067	-
	27,268	94,763	95,926	258,098

OPERATING LOSS	(27,119)	(94,557)	(95,623)	(250,705)

OTHER EXPENSE:
Interest expense	(1,004)	(98)	(1,888)	(268)
	(1,004)	(98)	(1,888)	(268)

NET LOSS	$(28,183)	$(94,655)	$(97,511)	$(250,973)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding	57,301,000	57,301,000	57,301,000	55,158,143

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(97,511)	$(250,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory contributed by stockholder	-	3,331
Inventory write-down	19,067	-
Amortization of prepaid expenses paid by the issuance of common stock	50,000	(125,000)
Common stock issued for services	-	325,000
Depreciation	600	600
Changes in operating assets and liabilities
Inventory	-	(428)
Accounts payable and accrued expenses	8,561	3,826
Net cash used in operating activities	(19,283)	(43,644)

Cash flows from Financing Activities:
Proceeds from Notes payable - shareholders	15,500	37,100
Net cash provided by financing activities	15,500	37,100

NET DECREASE IN CASH	(3,783)	(6,544)
CASH AT BEGINNING OF THE PERIOD	4,308	16,953
CASH AT THE END OF THE PERIOD	$525	$10,409

Non-Cash Transactions:
Prepaid expense resulting from stock issued for services	$-	$200,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the financial statements and footnotes thereto for the year ending December 31, 2013, found on Form 10-K.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, has negative equity of $72,335, experienced recurring net operating losses and had a net loss of $(9,116) and $(78,444) for the three and nine months ending September 30, 2014, respectively. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

NOTE 4. COMMON STOCK

In March 2013, the Company issued 6,000,000 shares of its common stock to three consultants and one attorney in exchange for services to be rendered.  The shares were valued at the estimated value of the services to be received and are being amortized over the respective terms of the consulting agreements.  During the nine months ended September 30, 2014 and 2013, $50,000 and 75,000 was amortized and charged to operations, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company borrowed $39,220 from a stockholder. The note bears interest at 4% per annum and is due on December 31, 2018.

During the nine months ended September 30, 2014, the Company borrowed $15,500 from a stockholder. The note bears interest at 4% per annum and is due on December 31, 2018.

During the nine months ended September 30, 2014 and 2013, the Company recorded $0 and $10,242, respectively in sales to stockholders of the Company.

NOTE 6.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 10, 2014, the date the Financial Statements were issued, and noted no subsequent events that would have a material impact on the financial statements as of September 30, 2014.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2014 since the Company has had minimal revenues and net losses consisting of pre-operating and start-up expenses, of $796,735 from May 11, 2010 to September 30, 2014. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	9/30/14	9/30/13	Variance	Percentage
Revenue	$89	$230	$(141)	-61.30%
Cost of goods sold	-	24	(24)	-100.00%
Operating expenses	8,201	94,763	(86,562)	-91.35%
Operating loss	$(8,112)	$(94,557)	$86,445	-91.42%

Loss per share of common stock	(0.00)	(0.00)	0.00	-90.37%

The decrease in the operating loss of $(8,112) for the three months ended September 30, 2014 compared to the operating loss of $(94,557) for the same period in 2013 was primarily attributable to a decrease in consulting and legal fees of $75,000 and $7,000, respectively.

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

The following table summarizes the results of our operations during the nine months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine month period to the prior nine month period:

	9/30/14	9/30/13	Variance	Percentage
Revenue	$303	$10,749	$(10,446)	-97.18%
Cost of goods sold	-	3,356	(3,356)	-100.00%
Operating expenses	76,859	258,098	(181,239)	-70.22%
Operating loss	$(76,556)	$(250,705)	$174,149	-69.46%

Loss per share of common stock	(0.00)	(0.00)	0.00	-69.91%

The decrease in the operating loss of $(76,556) for the nine months ended September 30, 2014 compared to the operating loss of $(250,705) for the same period in 2013 was primarily attributable to a decrease in consulting and legal fees of $145,250 and $26,350, respectively.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2013 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended September 30, 2014, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2014 and 2013 and from inception (May 11, 2010) to September 30, 2014; (iii) Unaudited Condensed Statement of Cash Flows for the six months ended September 30, 2014 and 2013 and from inception May 11, 2010 to September 30, 2014; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

Dated: November 12, 2014
	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: November 12, 2014
	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller,
Secretary/Treasurer and Director

