Form 10-K
period 2014-12-31
Empire Global Gaming, Inc.
filed 2015-03-27
CIK 1501862

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State issuer's revenues for its most recent fiscal year: $451

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):  $325,220

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  57,301,000 shares of common stock as of March 26, 2015.

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

Results of Operations

Year ended December 31, 2014 Compared to the year ended December 31, 2013

For the year ended December 31, 2014, we had fee income of $451, as compared to $561 in fee income and $10,242 in related party sales for the year ended December 31, 2013.  The decrease was due to there being no related party sales during 2014.

Cost of Goods Sold

Cost of goods sold was $0 for the year ended December 31, 2014 compared to $3,356 for the year ended December 31, 2013. There is no cost of goods sold related to the fee income.

General and Administrative Expenses

During the year ended December 31, 2014, general and administrative expenses were $86,697, consisting primarily of professional fees, as compared to $342,637 for year ended December 31, 2013. The decrease of $255,940 was primarily due to a reduction in professional fees of $251,508. In July 2013, the Company terminated its relationship with its in house counsel and there were no legal fees in 2014; thus reducing legal fees by $26,350. During 2013, the Company issued shares in exchange for $300,000 of prepaid consulting services which were to be amortized over 12 months. $250,000 of these services was amortized in 2013 and the remaining $50,000 was amortized in 2014.

Net Loss

Our Net Loss was $107,341 for the year ended December 31, 2014, which includes a write down of our inventory of $19,067 and interest expense to stockholders of $2,028 as compared to a loss of $335,556 for the year ended December 31, 2013.  The decrease is primarily due to a reduction in professional fees of $251,508.

Liquidity and Capital Resources

As of December 31, 2014, we had a stockholders’ deficit of $82,165 and negative working capital of $19,045 compared to stockholders’ equity of $25,176 and working capital of $61,996 at December 31, 2013. Cash and cash equivalents were $2,520 as of December 31, 2014, as compared to $4,308 at December 31, 2013. This decrease in our working capital was primarily attributable to the write off of $19,067 of inventory and the amortization of $50,000 of prepaid expenses. The net loss for the year ended 2014 was primarily due to limited sales and professional fees of $81,530.

In order to continue is a going concern; the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Net cash used in operations during 2014 was $27,288 compared with $49,745 used in operations during 2013.   Cash used in operations during 2014 was primarily due to the net loss in the period.

Net cash provided by financing activities was $25,500 in 2014 and $37,100 in 2013, which was the result of proceeds from stockholder loans.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

Our auditors have issued a going concern opinion regarding our financial statements in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenues, has experienced recurring net operating losses and has an accumulated deficit of $803,565 as of December 31, 2014 and negative working capital of $19,045 at December 31, 2014.  Because of these factors, among others, our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Empire Global Gaming, Inc.

New York, New York

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Global Gaming, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, to date, the Company generated minimal revenues, has experienced recurring net operating losses and has an accumulated deficit of $803,565 as of December 31, 2014 and negative working capital of $19,045 at December 31, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Hackensack, New Jersey

March 24, 2015

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$2,520	$4,308
Inventory	-	19,067
Prepaid expenses	-	50,000
Total current assets	2,520	73,375

Property and equipment, net of accumulated depreciation of $2,200 and $1,600, respectively	1,600	2,400

Total assets	$4,120	$75,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,164	$11,006
Accrued interest - stockholders	2,401	373
Total current liabilities	21,565	11,379

LONG TERM LIABILITIES:
Notes Payable - Stockholders	64,720	39,220

Total liabilities	86,285	50,599

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: $0.001 par value; 980,000,000 authorized,
57,301,000 shares issued and outstanding
as of December 31, 2014 and December 31, 2013.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(803,565)	(696,224)
Total stockholders' equity (deficit)	(82,165)	25,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,120	$75,775

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013

REVENUES (See Note 4)
Fee income	$451	$561
Related party sales	-	10,242
	451	10,803

COST OF GOODS SOLD	-	3,356

GROSS PROFIT	451	7,447

GENERAL & ADMINISTRATIVE EXPENSES	86,697	342,637

OPERATING LOSS	(86,246)	(335,190)

OTHER EXPENSE:
Interest expense - stockholder	(2,028)	(366)
Inventory write-down	(19,067)	-
Total other expense	(21,095)	(366)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(107,341)	(335,556)

INCOME TAXES	-	-
NET LOSS	$(107,341)	$(335,556)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average of common shares outstanding	57,301,000	55,695,658

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION, MAY 11, 2010 TO DECEMBER 31, 2014

				Accumulated
				Deficit
	Common		Additional	During
	Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance January 1, 2013	50,801,000	$50,801	$345,599	$(360,668)	$35,732

Common stock issuance for services	6,500,000	6,500	318,500	-	325,000

Net Loss	-	-	-	(335,556)	(335,556)

Balance December 31, 2013	57,301,000	57,301	664,099	(696,224)	25,176

Net Loss	-	-	-	(107,341)	(107,341)

Balance December 31, 2014	57,301,000	$57,301	$664,099	$(803,565)	$(82,165)

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(107,341)	$(335,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	800	800
Amortization of prepaid expenses paid by the issuance of common stock	50,000	250,000
Common stock issued for services	-	25,000
Inventory write down	19,067	-
Changes in operating assets and liabilities
Inventory	-	2,902
Accounts payable and accrued expenses	10,186	7,109
Net cash used in operating activities	(27,288)	(49,745)

Cash flows from Financing Activities:
Proceeds from Notes Payable - Shareholders	25,500	37,100
Net cash provided by financing activities	25,500	37,100

NET DECREASE IN CASH	(1,788)	(12,645)
CASH AT BEGINNING OF THE PERIOD	4,308	16,953
CASH AT THE END OF THE PERIOD	$2,520	$4,308

Non-Cash Transactions:
Prepaid expense resulting from stock issued for services	$-	$300,000

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

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

The Company issued common stock for consulting services. The Company recorded a prepaid consulting expense that is being amortized over the terms of the agreement in March 2013 for $300,000, which has been fully amortized as of December 31, 2014.

Advertising

The Company expenses advertising when incurred.  The Company has incurred advertising expenses of $0 and $1,434 for the years ended December 31, 2014 and 2013, respectively.

Basis of Presentation

The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. Effective December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Revenue Recognition

The Company derives its revenue from sale of gaming products and from fees earned for the use of its online lottery number selecting application. The Company recognizes revenue from product sales only when there is persuasive evidence of an arrangement, delivery has occurred, the sale price is determinable and collectability is reasonably assured and from fees as paid for in an online transaction.

Inventory

Inventory consists of finished gaming products that were contributed by a shareholder of the Company and are valued at lower of market or acquisition cost. During the year ended December 31, 2014, the Company wrote down its inventory by $19,067.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2014.

We maintain cash balances at highly-rated financial institutions in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 (a temporary increase which expires December 31, 2014). At December 31, 2014, we had no account balances over federally insured limits.

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

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Earnings per share are calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. From inception, May 11, 2010, to December 31, 2014, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of December 31, 2014, the Company had no cash equivalents.

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

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), (ASU No. 2014-15), which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted.

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company generated minimal revenues, has experienced recurring net operating losses and has an accumulated deficit of $803,565 as of December 31, 2014 and negative working capital of $19,045 at December 31, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company will need to raise funds or implement its business plan to continue operations.

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

NOTE 3.  INCOME TAXES

The components of the Company’s deferred tax asset are as follows as of December 31, 2014:

	December 31, 2014	December 31, 2013
Net operating loss carry forward at 35%	$281,248	$243,678
Valuation allowance	-281,248	-243,678
Net deferred tax allowance	$-	$-

Deferred tax asset consists of net operating losses of approximating $803,000 and $696,000 for the years ended December 31, 2014 and 2013, which expires between 2030 and 2032.

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
US Statutory rate	35%	35%
Valuation allowance	-35%	-35%
Income tax provision	-	-

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 3.  INCOME TAXES (Continued)

The Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. At December 31, 2014, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

The Company files income tax returns in the United States.  The Company will file its U.S. federal return for the year ended December 31, 2014 in 2015. Once filed, the 2014 U.S. federal return and those for 2013 and 2012 will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties for the delinquency of outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company borrowed $2,120 from a stockholder. The note bears interest at 4% per annum and is due on December 31, 2018.

During the year ended December 31, 2013, the Company borrowed $37,100 from a stockholder. The note bears interest at 4% per annum and is due on December 31, 2018.

During the year ended December 31, 2014, the Company borrowed $25,500 from stockholders. The notes bear interest at 4% per annum and are due on December 31, 2018.

The Company has accrued interest for these notes payable of $2,401 and $373 through December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014 and 2013, the Company recorded $0 and $10,242, respectively in sales to stockholders of the Company.

NOTE 5.  COMMON STOCK

The Company’s authorized Common Stock is 980,000,000 common shares with $0.001 par value.

During the year ended December 31, 2013, 6,500,000 shares of common stock were sold and issued as follows: 6,000,000 shares on March 31, 2013, 50,000 shares on April 1, 2013, 400,000 shares on April 1, 2013 and 50,000 shares on April 10, 2013.

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

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 5.  COMMON STOCK (Continued)

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

As of December 31, 2014, the Company has 57,301,000 shares of Common Stock issued and outstanding.

NOTE 6.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statement and there have been no subsequent events that would require disclosure in or recognition to the financial statements as of and for the period ended December 31, 2014.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10:	Directors, Executive Officers And Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
Nicholas Sorge, Sr.	51	President & Director	May 2010
Dolores Marsh	73	Secretary, Chief Financial Officer & Director	May 2010

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

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President	2011	0	0	0		0	0	0	0	0
	2012	0	0	0		0	0	0	0	0
	2013	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial	2011	0	0	0		0	0	0	0	0
Officer	2012	0	0	0		0	0	0	0	0
	2013	0	0	0		0	0	0	0	0

(1)	Valuation of the shares granted to executives was based upon the fair value of the shares when granted pursuant to FASB ASC Topic 718. Shares were granted and delivered at the time of the incorporation of the Company and were for services rendered to the Company in the development of the business plan and for services to the Company in the performance of duties as officers and directors of the Company. The shares were valued at $.001 per share. We have made no provisions for cash compensation to its officers and directors. Management received 41,000,000 shares of common stock as compensation for contributing the business plan to the Company and for services. These 41,000,000 shares have been accepted as full compensation for management’s services for the first year of operation. The amounts listed in the Stock Awards column above have been calculated based upon the aggregate grant date value computed in accordance with FASB ASC Topic 718.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Nicholas Sorge, Sr. (2) 555 Woodside Ave. Bellport New York 11713	40,000,000	69.8%

Dolores Marsh (3) 555 Woodside Ave. Bellport New York 11713	1,040,000	1.8%

Officers and Directors as a Group	41,040,000	71.8%

(1)	The above table is based on 57,301,000 shares of Common Stock outstanding.

(2)	Nicholas Sorge, Sr. is the President and Director of the Company. Mr. Sorge is the nephew of Dolores Marsh.

(3)	Dolores Marsh is the Secretary, Chief Financial Officer and Director of the Company. Ms. Marsh is the aunt of Mr. Sorge.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

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

Nicholas Sorge, Sr. loaned the Company the sum of $49,220 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

Dolores Marsh loaned the Company the sum of $15,500 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

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

Audit Fees

The aggregate fees accrued by Paritz & Company, P.A. during the years ended December 31, 2014 and 2013 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $4,235 and $19,115, respectively.

Audit-Related Fees

Paritz & Company, P.A. did not provide and did not bill and it was not paid any fees for, audit-related services in the years ended December 31, 2014 and 2013.

Tax Fees

Paritz & Company, P.A. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2014 and December 31, 2013.

All Other Fees

Paritz & Company, P.A. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2014 and 2013.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Paritz & Company, P.A. during 2014 and 2013.

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

