Form 10-Q
period 2015-03-31
Empire Global Gaming, Inc.
filed 2015-05-20
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2015

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

There were 57,301,000 shares of common stock outstanding as of May 15, 2015.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3 - 7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4.	CONTROLS AND PROCEDURES	10

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 1A.	RISK FACTORS	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	MINE SAFETY DISCLOSURES	11
ITEM 5.	OTHER INFORMATION	11
ITEM 6.	EXHIBITS	12
SIGNATURES		13
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$348	$2,520
Total current assets	348	2,520

Property and equipment, net of accumulated depreciation of $2,600 and $2,400, respectively	1,400	1,600

Total assets	$1,748	$4,120

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,014	$19,164
Accrued interest - stockholders	3,075	2,401
Total current liabilities	14,089	21,565

LONG TERM LIABILITIES:
Notes Payable - Stockholders	74,720	64,720

Total liabilities	88,809	86,285

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(808,461)	(803,565)
Total stockholders' deficit	(87,061)	(82,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,748	$4,120

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

REVENUES
Fee income	$7	$101

GENERAL & ADMINISTRATIVE EXPENSES	4,229	61,251

OPERATING LOSS	(4,222)	(61,150)

OTHER EXPENSE:
Interest expense - stockholder	(674)	(96)
Total other expense	(674)	(96)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,896)	(61,246)

INCOME TAXES	-	-

NET LOSS	$(4,896)	$(61,246)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding	57,301,000	57,301,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(4,896)	$(61,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200	200
Amortization of prepaid expenses paid by the issuance of common stock	-	50,000
Changes in operating assets and liabilities
Accreud interest to stockholders	674	-
Accounts payable and accrued expenses	(8,150)	8,689
Net cash used in operating activities	(12,172)	(2,357)

Cash flows from Financing Activities:
Proceeds from Notes Payable - Shareholders	10,000	-
Net cash provided by financing activities	10,000	-

NET DECREASE IN CASH	(2,172)	(2,357)
CASH AT BEGINNING OF THE PERIOD	2,520	4,308
CASH AT THE END OF THE PERIOD	$348	$1,951

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. For further information, refer to the financial statements and footnotes thereto for the year ending December 31, 2014, found on Form 10-K.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, has stockholders’ deficit of $87,061, experienced recurring net operating losses and had a net loss of $4,896 for the three months ending March 31, 2015. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

NOTE 2.  GOING CONCERN (Continued)

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

In March 2013, the Company issued 6,000,000 shares of its common stock to three consultants and one attorney in exchange for services to be rendered.  The shares were valued at the estimated value of the services to be received and are being amortized over the respective terms of the consulting agreements.  During the three months ended March 31, 2015 and 2014, $0 and $50,000 was amortized and charged to operations, respectively.

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

During the three months ended March 31, 2015, the Company borrowed $10,000 from stockholders. The notes bear interest at 4% per annum and are due on December 31, 2018.

The Company has accrued interest for these notes payable of $3,075 through March 31, 2015 and $2,401 through December 31, 2014.

NOTE 5.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statement and there have been no subsequent events that would require disclosure in or recognition to the financial statements as of and for the three months ended March 31, 2015.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2015 since the Company has had minimal revenues and net losses consisting of pre-operating and start-up expenses, of $808,461 from May 11, 2010 to March 31, 2015. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2015, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2015, we plan to continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

The following table summarizes the results of our operations during the three months ended March 31, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	3/31/15	3/31/14	Variance	Percentage
Revenue	$7	$101	$(94)	-93.07%
General and administrative expenses	4,229	61,251	(57,022)	-93.10%
Net Loss	$(4,896)	$(61,246)	$56,350	-92.01%

Loss per share of common stock	(0.00)	(0.00)	0.00	-92.01%

The decrease in the net loss of $4,896 for the three months ended March 31, 2015 compared to the net loss of $61,246 for the same period in 2014 was primarily attributable to a decrease in consulting and accounting fees of $50,000 and $7,200, respectively.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2013 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended March 31, 2015, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2015 and December 31, 2013; (ii) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2015 and 2013 and from inception (May 11, 2010) to March 31, 2015; (iii) Unaudited Condensed Statement of Cash Flows for the six months ended March 31, 2015 and 2013 and from inception May 11, 2010 to March 31, 2015; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Empire Global Gaming, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: May 15, 2015	By:	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: May 15, 2015	By:	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director

