Form 10-Q
period 2015-06-30
Empire Global Gaming, Inc.
filed 2015-08-19
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2015

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

There were 57,301,000 shares of common stock outstanding as of August 17, 2015.

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
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$1,391	$2,520
Total current assets	1,391	2,520

Property and equipment, net of accumulated depreciation
of $2,800 and $2,400, respectively	1,200	1,600

Total assets	$2,591	$4,120

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,990	$19,164
Accrued interest - stockholders	3,829	2,401
Total current liabilities	22,819	21,565

LONG TERM LIABILITIES:
Notes Payable - Stockholders	77,720	64,720

Total liabilities	100,539	86,285

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized,
57,301,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(819,348)	(803,565)
Total stockholders' deficit	(97,948)	(82,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,591	$4,120

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUES
Fee income	$30	$113	$38	$214

GENERAL & ADMINISTRATIVE EXPENSES	10,164	7,406	14,393	68,658

OPERATING LOSS	(10,134)	(7,293)	(14,355)	(68,444)

OTHER EXPENSE:
Interest expense - stockholder	(754)	(788)	(1,428)	(884)
Total other expense	(754)	(788)	(1,428)	(884)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(10,888)	(8,081)	(15,783)	(69,328)

INCOME TAXES	-	-	-	-

NET LOSS	$(10,888)	$(8,081)	$(15,783)	$(69,328)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding	57,301,000	57,301,000	57,301,000	57,301,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net Loss	$(15,783)	$(69,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	400	400
Amortization of prepaid expenses paid by the issuance of common stock	-	50,000
Changes in operating assets and liabilities
Accrued interest to stockholders	1,428	884
Accounts payable and accrued expenses	(174)	3,589
Net cash used in operating activities	(14,129)	(14,455)

Cash flows from Financing Activities:
Proceeds from Notes Payable - Shareholders	13,000	12,000
Net cash provided by financing activities	13,000	12,000

NET DECREASE IN CASH	(1,129)	(2,455)
CASH AT BEGINNING OF THE PERIOD	2,520	4,308
CASH AT THE END OF THE PERIOD	$1,391	$1,853

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. For further information, refer to the financial statements and footnotes thereto for the year ending December 31, 2014, found on Form 10-K.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, has stockholders’ deficit of $97,948, experienced recurring net operating losses and had a net loss of $10,888 for the three months ending June 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

In March 2013, the Company issued 6,000,000 shares of its common stock to three consultants and one attorney in exchange for services to be rendered.  The shares were valued at the estimated value of the services to be received and are being amortized over the respective terms of the consulting agreements.  During the six months ended June 30, 2015 and 2014, $0 and $50,000 was amortized and charged to operations, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company borrowed $2,120 from a stockholder. The note bears interest at 4% per annum and is due on December 31, 2018.

During the year ended December 31, 2013, the Company borrowed $37,100 from a stockholder. The note bears interest at 4% per annum and is due on December 31, 2018.

During the year ended December 31, 2014, the Company borrowed $25,500 from stockholders. The notes bear interest at 4% per annum and is due on December 31, 2018.

During the six months ended June 30, 2015, the Company borrowed $13,000 from stockholders. The notes bear interest at 4% per annum and is due on December 31, 2018.

The Company has accrued interest for these notes payable of $3,829 through June 30, 2015 and $2,401 through December 31, 2014.

NOTE 5.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statement and there have been no subsequent events that would require disclosure in or recognition to the financial statements.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2015 since the Company has had minimal revenues and net losses consisting of pre-operating and start-up expenses, of $819,348 from May 11, 2010 to June 30, 2015. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

The following table summarizes the results of our operations during the three months ended June 30, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	6/30/15	6/30/2014	Variance	Percentage
Revenue	$30	$113	$(83)	-73.45%
General and administrative expenses	10,164	7,406	2,758	37.24%
Net Loss	$(10,888)	$(8,081)	$(2,807)	34.74%

Loss per share of common stock	(0.00)	(0.00)	(0.00)	34.74%

The variance in the net loss of $10,888 for the three months ended June 30, 2015 compared to the net loss of $8,081 for the same period in 2014 was primarily attributable to an increase in professional fees of $2,600.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

The following table summarizes the results of our operations during the six months ended June 30, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three month period to the prior three month period:

	6/30/15	6/30/2014	Variance	Percentage
Revenue	$38	$214	$(176)	-82.24%
General and administrative expenses	14,393	68,658	(54,265)	-79.04%
Net Loss	$(15,783)	$(69,328)	$53,545	-77.23%

Loss per share of common stock	(0.00)	(0.00)	0.00	-77.23%

The variance in the net loss of $15,783 for the six months ended June 30, 2015 compared to the net loss of $69,328 for the same period in 2014 was primarily attributable to a decrease in consulting and accounting fees of $50,000 and $4,800, respectively.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2013 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended June 30, 2015, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2015 and December 31, 2013; (ii) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2013 and from inception (May 11, 2010) to June 30, 2015; (iii) Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2015 and 2013 and from inception May 11, 2010 to June 30, 2015; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated:	August 18, 2015	By:	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated:	August 18, 2015	By:	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director

