Form 10-K
period 2015-12-31
Empire Global Gaming, Inc.
filed 2016-04-14
CIK 1501862

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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

State issuer's revenues for its most recent fiscal year: $153

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  57,301,000 shares of common stock as of April 14, 2016.

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

Lottopick3

 We have developed a website (www.lottopick3.com) which provides analytical data to consumers on several different lottery type games. This service is the source of major revenue for the Company. This program is not a gambling/consulting program. It is strictly an analysis program. We do not offer any advice one way or the other. It offers an in depth breakdown of all the previous numbers that have been drawn in all states that have the pick 3 games. The software breaks things down into all the possible categories and shows any types of trends that may occur. The program also comes with printable charts that show exactly which numbers fall under every category.

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

Results of Operations

Year ended December 31, 2015 Compared to the year ended December 31, 2014

For the year ended December 31, 2015, we had fee income of $153, as compared to $451 in fee income for the year ended December 31, 2014.

Cost of Goods Sold

Cost of goods sold was $0 for the years ended December 31, 2015 and December 31, 2014. There is no cost of goods sold related to the fee income.

General and Administrative Expenses

During the year ended December 31, 2015, general and administrative expenses were $28,618, consisting primarily of professional fees, as compared to $86,697 for year ended December 31, 2014. The decrease of $58,079 was primarily due to a reduction in consulting fees of $50,000.

Net Loss

Our Net Loss was $31,666 for the year ended December 31, 2015 as compared to a loss of $107,341 for the year ended December 31, 2014.  The decrease is primarily due to the reasons referred to above and inventory write down of $19,067 in the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had a stockholders’ deficit of $113,831 and negative working capital of $24,011 compared to stockholders’ deficit of $82,165 and negative working capital of $19,045 at December 31, 2014. Cash was $879 as of December 31, 2015, as compared to $2,520 at December 31, 2014. This decrease in our working capital was primarily attributable to the reduction of cash of $1,641 and the increase in accrued interest due to shareholders of $3,201. The net loss for the year ended 2015 was primarily due to limited sales and professional fees of $23,474 and interest expense of $3,201.

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

Net cash used in operations during 2015 was $27,541 compared with $27,288 used in operations during 2014.   Cash used in operations during 2015 was primarily due to the net loss in the period.

Net cash provided by financing activities was $25,900 in 2015 and $25,500 in 2014, which was the result of proceeds from stockholder loans.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

Our auditors have issued a going concern opinion regarding our financial statements in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenues, has experienced recurring net operating losses and had an accumulated deficit of $835,231 as of December 31, 2015 and had negative working capital of $24,011 at December 31, 2015.  Because of these factors, among others, our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Empire Global Gaming, Inc.

Bellport, New York

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Global Gaming, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, to date, the Company generated minimal revenues, has experienced recurring operating losses and had an accumulated deficit of $835,231 as of December 31, 2015 and had negative working capital of $24,011 at December 31, 2015.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from this uncertainty.

Hackensack, New Jersey

April 14, 2015

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$879	$2,520
Total current assets	879	2,520

Property and equipment, net of accumulated depreciation of $3,200 and $2,400, respectively	800	1,600

Total assets	$1,679	$4,120

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,288	$19,164
Accrued interest - stockholders	5,602	2,401
Total current liabilities	24,890	21,565

LONG TERM LIABILITIES:
Notes Payable - Stockholders	90,620	64,720

Total liabilities	115,510	86,285

STOCKHOLDERS' DEFICIT:

Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(835,231)	(803,565)
Total stockholders' deficit	(113,831)	(82,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,679	$4,120

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2015	December 31, 2014

REVENUES	$153	$451

OPERATING EXPENSES:
General & administrative expenses	28,618	86,697
Inventory write-down	-	19,067
Total operating expenses	28,618	105,764

OPERATING LOSS	(28,465)	(105,313)

OTHER EXPENSE:
Interest expense - stockholders	(3,201)	(2,028)
Total other expense	(3,201)	(2,028)

LOSS BEFORE PROVISION FOR INCOME TAXES	(31,666)	(107,341)

INCOME TAXES	-	-

NET LOSS	$(31,666)	$(107,341)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding	57,301,000	57,301,000

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common		Additional
	Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2013	57,301,000	$57,301	$664,099	$(696,224)	$25,176

Net Loss	-	-	-	(107,341)	(107,341)

Balance December 31, 2014	57,301,000	57,301	664,099	(803,565)	(82,165)

Net loss	-	-	-	(31,666)	(31,666)

Balance December 31, 2015	57,301,000	$57,301	$664,099	$(835,231)	$(113,831)

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(31,666)	$(107,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	800	800
Amortization of prepaid expenses paid by the issuance of common stock	-	50,000
Inventory write-down	-	19,067
Changes in operating assets and liabilities
Accrued interest - stockholders	3,201	2,028
Accounts payable and accrued expenses	124	8,158
Net cash used in operating activities	(27,541)	(27,288)

Cash Flows from Financing Activities:
Proceeds from Notes Payable - Stockholders	25,900	25,500
Net cash provided by financing activities	25,900	25,500

NET DECREASE IN CASH	(1,641)	(1,788)
CASH AT BEGINNING OF THE YEAR	2,520	4,308
CASH AT THE END OF THE YEAR	$879	$2,520

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

Summary of Significant Accounting Policies

Cash

The Company considers all highly liquid investments with an original maturity of year end or less to be cash equivalents. Cash equivalents include cash on hand and cash in the bank.

Advertising

The Company expenses advertising when incurred.  The Company has incurred no advertising expenses for the years ended December 31, 2015 and 2014, respectively.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2015 and 2014.

We maintain cash balances at highly-rated financial institutions in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2015 and 2014, we had no account balances over federally insured limits.

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

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Earnings per share are calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. There were no potentially dilutive common shares for the year ended December 31, 2015 and 2014.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company generated minimal revenues, has experienced recurring net operating losses and had an accumulated deficit of $835,231 as of December 31, 2015 and had negative working capital of $24,011 at December 31, 2015.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company will need to raise funds or implement its business plan to continue operations.

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

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3.  INCOME TAXES

The components of the Company’s deferred tax asset are as follows:

	December 31, 2015	December 31, 2014
Net operating loss carry forward at 35%	$292,331	$281,248
Valuation allowance	-292,331	-281,248
Net deferred tax asset	$-	$-

The Company had a net operating loss carryforward of approximately $835,000 and $804,000 for the years ended December 31, 2015 and 2014, which expires between 2031 and 2035.

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
US Statutory rate	35%	35%
Valuation allowance	-35%	-35%
Income tax provision	-	-

The Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. At December 31, 2015, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

The Company files income tax returns in the United States.  The Company will file its U.S. federal return for the year ended December 31, 2015 in 2016. Once filed, the 2015 U.S. federal return and those for 2014 and 2013 will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties for the delinquency of outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. The notes payable had unpaid balance of $90,620 and $64,720 as of December 31, 2015 and 2014, respectively.

The Company borrowed $25,900 and $25,500 from stockholders during the year ended December 31, 2015 and 2014.

The Company recorded interest expense of $3,201 and $2,028 for these notes payable for the year ended December 31, 2015 and 2014, respectively and the balances of accrued interest were $5,602 and $2,401 as of December 31, 2015 and 2014, respectively.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5.  SUBSEQUENT EVENTS

The Company has evaluated all activity of the Company after December 31, 2015 through the issue date of the financial statement and determined that there was no subsequent events that would require disclosure in the financial statements.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2015, such disclosure controls and procedures were not effective to provide the reasonable assurance described above.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2015. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

The specific material weakness identified by the Company’s management as of December 31, 2015 is described as follows:

●	The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

●	The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●	We currently do not have an audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10: Directors, Executive Officers And Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
Nicholas Sorge, Sr.	52	President & Director	May 2010
Dolores Marsh	74	Secretary, Chief Financial Officer & Director	May 2010

Nicholas Sorge, Sr. is the founder and current President and Director of Empire Global Gaming, Inc. and has been since his appointment to the Board of Directors on May 11, 2010.  He personally created a revolutionary new system for roulette which led him to obtain U.S. Patents pertaining to roulette and other games.  He has licensed Empire Global Gaming, Inc. as the exclusive licensee for four of his patents covering fourteen roulette games.  For the past 28 years Mr. Sorge has served Pallets R Us, Inc. of Bellport, New York, as its President.  Pallets R Us, Inc. is an industrial pallet manufacturer servicing the tri-state area of New York, New Jersey, Connecticut and Pennsylvania since 1984.

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

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Nicholas	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
Sorge,	2011	0	0	0		0	0	0	0	0
Sr. President	2012	0	0	0		0	0	0	0	0
	2013	0	0	0		0	0	0	0	0
	2014	0	0	0		0	0	0	0	0
	2015	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial Officer	2011	0	0	0		0	0	0	0	0
	2012	0	0	0		0	0	0	0	0
	2013	0	0	0		0	0	0	0	0
	2014	0	0	0		0	0	0	0	0
	2015	0	0	0		0	0	0	0	0

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Nicholas Sorge, Sr. (2) 555 Woodside Ave. Bellport New York 11713	40,000,000	69.8%

Dolores Marsh (3) 555 Woodside Ave. Bellport New York 11713	1,040,000	1.8%

Officers and Directors as a Group	41,040,000	71.6%

(1)	The above table is based on 57,301,000 shares of Common Stock outstanding.

(2)	Nicholas Sorge, Sr. is the President and Director of the Company. Mr. Sorge is the nephew of Dolores Marsh.

(3)	Dolores Marsh is the Secretary, Chief Financial Officer and Director of the Company. Ms. Marsh is the aunt of Mr. Sorge.

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

Nicholas Sorge, Sr. loaned the Company the sum of $69,720 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

Dolores Marsh loaned the Company the sum of $20,900 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. during the years ended December 31, 2015 and 2014 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $8,785 and $12,600, respectively.

Audit-Related Fees

Paritz & Company, P.A. did not provide and did not bill and it was not paid any fees for, audit-related services in the years ended December 31, 2015 and 2014.

Tax Fees

Paritz & Company, P.A. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2015 and 2014.

All Other Fees

Paritz & Company, P.A. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2015 and 2014.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Paritz & Company, P.A. during 2015 and 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2016.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr.,
President and Director

By:	/s/ Dolores Marsh
Dolores Marsh,
Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ Nicholas Sorge, Sr.	Principal Executive Officer, President and Director	April 14, 2016
Nicholas Sorge, Sr.

/s/ Dolores Marsh	Chief Financial Officer, Secretary and Director	April 14, 2016
Dolores Marsh

