Form 10-K/A
period 2015-12-31
Empire Global Gaming, Inc.
filed 2016-05-05
CIK 1501862

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission or the SEC on April 14, 2016, solely for the purpose of correcting the date on the Report of Independent Registered Public Accounting Firm.

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

Hackensack, New Jersey

April 14, 2016

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of Chief Financial Officer filed pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May 2016.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr.,
President and Director

By:	/s/ Dolores Marsh
Dolores Marsh,
Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ Nicholas Sorge, Sr.	Principal Executive Officer, President and Director	May 4, 2016
Nicholas Sorge, Sr.

/s/ Dolores Marsh	Chief Financial Officer, Secretary and Director	May 4, 2016
Dolores Marsh