Form 10-Q
period 2016-03-31
Empire Global Gaming, Inc.
filed 2016-05-16
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

There were 57,301,000 shares of common stock outstanding as of May 16, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$6,051	$879
Total current assets	6,051	879

Property and equipment, net of accumulated depreciation of $3,400 and $3,200, respectively	600	800

Total assets	$6,651	$1,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,551	$19,288
Accrued interest - stockholders	6,555	5,602
Total current liabilities	18,106	24,890

LONG TERM LIABILITIES:
Notes Payable - Stockholders	111,820	90,620

Total liabilities	129,926	115,510

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(844,675)	(835,231)
Total stockholders' deficit	(123,275)	(113,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,651	$1,679

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015

REVENUES	$74	$7

OPERATING EXPENSES:
General & administrative expenses	8,565	4,229
Total operating expenses	8,565	4,229

OPERATING LOSS	(8,491)	(4,222)

OTHER EXPENSE:
Interest expense - stockholders	(953)	(674)
Total other expense	(953)	(674)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(9,444)	(4,896)

INCOME TAXES	-	-

NET LOSS	$(9,444)	$(4,896)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding – basic and diluted	57,301,000	57,301,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(9,444)	$(4,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200	200
Changes in operating assets and liabilities
Accrued interest - stockholders	953	674
Accounts payable and accrued expenses	(7,737)	(8,150)
Net cash used in operating activities	(16,028)	(12,172)

Cash Flows from Financing Activities:
Proceeds from Notes Payable - Stockholders	21,200	10,000
Net cash provided by financing activities	21,200	10,000

NET INCREASE (DECREASE) IN CASH	5,172	(2,172)
CASH AT BEGINNING OF THE PERIOD	879	2,520
CASH AT THE END OF THE PERIOD	$6,051	$348

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the threemonths ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2015.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, has accumulated deficit of $844,675, experienced recurring net operating losses and had a net loss of $9,444 for the three months ended March 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. The notes payable had unpaid balance of $111,820 as of March 31, 2016 and $90,620 as of December 31, 2015.

The Company borrowed $21,200 and $10,000 from stockholders during the three months ended March 31, 2016 and 2015, respectively.

The Company recorded interest expense of $953 and $674 for these notes payable for the three months ended March 31, 2016 and 2015, respectively and the balances of accrued interest were $6,555 and $5,602 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 4.  SUBSEQUENT EVENTS

The Company has evaluated all activity of the Company after March 31, 2016 through the issue date of the financial statement and determined that there was no subsequent events that would require disclosure in the financial statements.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2016 since the Company has had minimal revenues and accumulated deficit of $844,675 through March 31, 2016. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2016, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2016, we plan to continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

The following table summarizes the results of our operations during the three months ended March 31, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	March 31, 2016	March 31, 2015	Variance	Percentage
Revenue	$74	$7	$67	957.14%
Operating expenses	8,565	4,229	4,336	102.53%
Interest expense - stockholders	953	674	279	41.39%
Net Loss	$(9,444)	$(4,896)	$(4,548)	92.89%

Loss per share of common stock	(0.00)	(0.00)	(0.00)

The variance between the net loss of $9,444 for the three months ended March 31, 2016 compared to the net loss of $4,896 for the same period in 2015 was primarily attributable to a increase in professional fees of $4,302 and an increase in interest expense of $279.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected.

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2015 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the three months ended March 31, 2016, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated: May 16, 2016	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: May 16, 2016	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller,
Secretary/Treasurer and Director