Form 10-Q
period 2016-06-30
Empire Global Gaming, Inc.
filed 2016-08-12
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2016

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

Yes☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

There were 57,301,000 shares of common stock outstanding as of August 12, 2016.

TABLE OF CONTENTS

_________________

Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1 - 5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8
ITEM 4 CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	9
ITEM 1A. RISK FACTORS	9
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4. MINE SAFETY DISCLOSURES	9
ITEM 5. OTHER INFORMATION	9
ITEM 6. EXHIBITS	9
SIGNATURES	10
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$790	$879
Total current assets	790	879

Property and equipment, net of accumulated depreciation of $3,600 and $3,200, respectively	400	800

Total assets	$1,190	$1,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,261	$19,288
Accrued interest - stockholders	7,740	5,602
Total current liabilities	13,001	24,890

LONG TERM LIABILITIES:
Notes Payable - Stockholders	118,820	90,620

Total liabilities	131,821	115,510

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized,
57,301,000 shares issued and outstanding
as of June 30, 2016 and December 31, 2015.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(852,031)	(835,231)
Total stockholders' deficit	(130,631)	(113,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,190	$1,679

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015

REVENUES	$67	$30	$141	$38

OPERATING EXPENSES:
General & administrative expenses	6,238	10,164	14,803	14,393
Total operating expenses	6,238	10,164	14,803	14,393

OPERATING LOSS	(6,171)	(10,134)	(14,662)	(14,355)

OTHER EXPENSE:
Interest expense - stockholders	(1,185)	(754)	(2,138)	(1,428)
Total other expense	(1,185)	(754)	(2,138)	(1,428)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(7,356)	(10,888)	(16,800)	(15,783)

INCOME TAXES	-	-	-	-

NET LOSS	$(7,356)	$(10,888)	$(16,800)	$(15,783)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding - basic and diluted	57,301,000	57,301,000	57,301,000	57,301,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities:
Net Loss	$(16,800)	$(15,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	400	400
Changes in operating assets and liabilities
Accrued interest - stockholders	2,138	1,428
Accounts payable and accrued expenses	(14,027)	(174)
Net cash used in operating activities	(28,289)	(14,129)

Cash Flows from Financing Activities:
Proceeds from Notes Payable - Stockholders	28,200	13,000
Net cash provided by financing activities	28,200	13,000

NET INCREASE (DECREASE) IN CASH	(89)	(1,129)
CASH AT BEGINNING OF THE PERIOD	879	2,520
CASH AT THE END OF THE PERIOD	$790	$1,391

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2015.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Empire Global Gaming, Inc.

Empire Global Gaming, Inc. (the “Company”) was incorporated in the State of Nevada on May 11, 2010 in order to acquire certain U.S Patent license agreements pertaining to roulette and actively engage in the gaming business worldwide and commenced operations in June, 2010.  The Company was founded to develop, manufacture and sell Class II & Class III Casino electronic and table games for the general public and casinos worldwide. The Company owns exclusive rights through license agreements to four U.S. Patents consisting of 14 roulette games patents. We also sells a complete line of public and casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. These patents are certified by Gaming Laboratories International to minimize any unfairness in the multi-number bets in roulette (American double 0 & European single 0) to both players and casinos. One of the patents controlled by the Company is for a “new number pattern and board layout” that will insure, the various gaming control boards and commissions in the United States and eventually worldwide, that the highest standards of security and integrity are met.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, has accumulated deficit of $852,031, experienced recurring net operating losses and had a net loss of $16,800 for the six months ended June 30, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. The notes payable had unpaid balance of $118,820 as of June 30, 2016 and $90,620 as of December 31, 2015.

The Company borrowed $28,200 and $13,000 from stockholders during the six months ended June 30, 2016 and 2015, respectively.

The Company recorded interest expense of $1,185 and $754 for the three months ended June 30, 2016 and 2015, respectively and $2,138 and 1,428 for the six months ended June 30, 2016 and 2015, respectively for these notes payable and the balances of accrued interest were $7,740 and $5,602 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 4.  SUBSEQUENT EVENTS

The Company has evaluated all activity of the Company after June 30, 2016 through the issue date of the financial statement and determined that there was no subsequent events that would require disclosure in the financial statements.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2016 since the Company has had minimal revenues and accumulated deficit of $852,031 through June 30, 2016. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

The following table summarizes the results of our operations during the three months ended June 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	June 30, 2016	June 30, 2015	Variance	Percentage
Revenue	$67	$30	$37	123.33%
Operating expenses	6,238	10,164	(3,926)	-38.63%
Interest expense - stockholders	1,185	754	431	57.16%
Net Loss	$7,356	$10,888	$(3,532)	-32.44%

Loss per share of common stock	(0.00)	(0.00)	0.00

The variance between the net loss of $7,356 for the three months ended June 30, 2016 compared to the net loss of $10,888 for the same period in 2015 was primarily attributable to a decrease in professional fees of $3,974 and an increase in interest expense of $431.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

The following table summarizes the results of our operations during the six months ended June 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s six month period to the prior year’s six month period:

	Six Months Ended:
	June 30, 2016	June 30, 2015	Variance	Percentage
Revenue	$141	$38	$103	271.05%
Operating expenses	14,803	14,393	410	2.85%
Interest expense - stockholders	2,138	1,428	710	49.72%
Net Loss	$16,800	$15,783	$1,017	6.44%

Loss per share of common stock	(0.00)	(0.00)	(0.00)

The variance between the net loss of $16,800 for the six months ended June 30, 2016 compared to the net loss of $15,783 for the same period in 2015 was primarily attributable to an increase in professional fees of $328 and an increase in interest expense of $710.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2015 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended June 30, 2016, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2016 and 2015; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended June 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated:	August 12, 2016
		By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated:	August 12, 2016
		By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller,
Secretary/Treasurer and Director