Form 10-Q
period 2016-09-30
Empire Global Gaming, Inc.
filed 2016-11-14
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2016

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

There were 57,301,000 shares of common stock outstanding as of November 14, 2016.

TABLE OF CONTENTS

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1 - 5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6 - 7
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8
ITEM 4 CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	9
ITEM 1A. RISK FACTORS	9
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4. MINE SAFETY DISCLOSURES	9
ITEM 5. OTHER INFORMATION	9
ITEM 6. EXHIBITS	9
SIGNATURES	10
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$1,515	$879
Total current assets	1,515	879

Property and equipment, net of accumulated depreciation of $3,800 and $3,200, respectively	200	800
Total assets	$1,715	$1,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,106	$19,288
Accrued interest - stockholders	8,944	5,602
Total current liabilities	16,050	24,890

LONG TERM LIABILITIES:
Notes Payable - Stockholders	123,820	90,620

Total liabilities	139,870	115,510

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(859,555)	(835,231)
Total stockholders' deficit	(138,155)	(113,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,715	$1,679

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUES	$38	$77	$179	$115

OPERATING EXPENSES:
General & administrative expenses	6,358	6,313	21,161	20,706
Total operating expenses	6,358	6,313	21,161	20,706

OPERATING LOSS	(6,320)	(6,236)	(20,982)	(20,591)

OTHER EXPENSE:
Interest expense - stockholders	(1,204)	(859)	(3,342)	(2,287)
Total other expense	(1,204)	(859)	(3,342)	(2,287)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(7,524)	(7,095)	(24,324)	(22,878)

INCOME TAXES	-	-	-	-

NET LOSS	$(7,524)	$(7,095)	$(24,324)	$(22,878)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding - basic and diluted	57,301,000	57,301,000	57,301,000	57,301,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities:
Net Loss	$(24,324)	$(22,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	600	600
Changes in operating assets and liabilities
Accrued interest - stockholders	3,342	2,287
Accounts payable and accrued expenses	(12,182)	(2,470)
Net cash used in operating activities	(32,564)	(22,461)

Cash Flows from Financing Activities:
Proceeds from Notes Payable - Stockholders	33,200	20,500
Net cash provided by financing activities	33,200	20,500

NET INCREASE (DECREASE) IN CASH	636	(1,961)
CASH AT BEGINNING OF THE PERIOD	879	2,520
CASH AT THE END OF THE PERIOD	$1,515	$559

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 1. BASIS OF PRESENTATION, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2015.

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

Significant Accounting Policies

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

NOTE 1. BASIS OF PRESENTATION, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issues by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company's accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenues, has accumulated deficit of $859,555, experienced recurring net operating losses and had a net loss of $24,324 for the nine months ended September 30, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. The notes payable had unpaid balance of $123,820 as of September 30, 2016 and $90,620 as of December 31, 2015.

The Company borrowed $33,200 and $20,500 from stockholders during the nine months ended September 30, 2016 and 2015, respectively.

The Company recorded interest expense of $1,204 and $859 for the three months ended September 30, 2016 and 2015, respectively and $3,342 and $2,287 for the nine months ended September 30, 2016 and 2015, respectively for these notes payable and the balances of accrued interest were $8,944 and $5,602 as of September 30, 2016 and December 31, 2015, respectively.

NOTE 4. INCOME TAX

The Company had a net operating loss carryforward of approximately $860,000 as of September 30, 2016, which expires between 2031 to 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5.  SUBSEQUENT EVENTS

The Company has evaluated all activity of the Company after September 30, 2016 through the issue date of the financial statement and determined that there was no subsequent events that would require disclosure in the financial statements.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2016 since the Company has had minimal revenues and accumulated deficit of $859,555 through September 30, 2016. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

The following table summarizes the results of our operations during the three months ended September 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	September 30, 2016	September 30, 2015	Variance	Percentage
Revenue	$38	$77	$(39)	-50.65%
Operating expenses	6,358	6,313	45	0.71%
Interest expense - stockholders	1,204	859	345	40.16%
Net Loss	$7,524	$7,095	$429	6.05%

Loss per share of common stock	$(0.00)	$(0.00)	$(0.00)

The variance between the net loss of $7,524 for the three months ended September 30, 2016 compared to the net loss of $7,095 for the same period in 2015 was primarily attributable to a decrease in bank service charges of $127, a decrease in computer and internet expenses of $450, an increase in credit card fees of $110, an increase in professional fees of $407 and an increase in interest expense of $344.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

The following table summarizes the results of our operations during the nine months ended September 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s nine month period to the prior year’s nine month period:

	Nine Months Ended:
	September 30, 2016	September 30, 2015	Variance	Percentage
Revenue	$179	$115	$64	55.65%
Operating expenses	21,161	20,706	455	2.20%
Interest expense - stockholders	3,342	2,287	1,055	46.13%
Net Loss	$24,324	$22,878	$1,446	6.32%

Loss per share of common stock	$(0.00)	$(0.00)	$(0.00)

The variance between the net loss of $24,324 for the nine months ended September 30, 2016 compared to the net loss of $22,878 for the same period in 2015 was primarily attributable to an increase in business licenses and fees of $325, a decrease in computer and internet expenses of $760, an increase in credit card fees of $187, an increase in professional fees of $755 and an increase in interest expense of $1,054.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2015 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended September 30, 2016, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2016 and 2015; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

EMPIRE GLOBAL GAMING, INC.

Dated: November 14, 2016	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: November 14, 2016	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director