Form 10-K
period 2016-12-31
Empire Global Gaming, Inc.
filed 2017-04-13
CIK 1501862

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

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

State issuer's revenues for its most recent fiscal year: $218

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,301,000 shares of common stock as of April 13, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make, include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Empire Global Gaming, Inc. (hereinafter referred to as “we,” “us,” “our” or “Company”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

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

Industry Overview

The domestic and global gaming markets have grown rapidly and consistently over most of the last decade despite some slowdown in the past three years due to the macroeconomic recession. This growth has generally brought increased social and political acceptance of legalized gaming throughout many diverse societies. The conventional wisdom that the gaming industry is recession-proof has been challenged over the last three years. However, recent economic pressures have prompted new efforts to legalize casino gaming and to liberalize gaming laws to fill fiscal gaps.  Furthermore, in the current environment, operators are pressured to extract the most out of existing operations by enhancing the competitiveness of their floor at minimal investment rather than deploying cash into new or expanded equipment or facilities. While historical U.S. trends suggest a resilient recovery will eventually be at hand, through our proprietary products, we expect to offer the casino operator products that will enhance the gaming machine’s productivity while simultaneously enhancing the customer’s playing experience.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU introduced a comprehensive, principles-based framework for recognizing revenue, and, when effective, will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and virtually all industry-specific revenue recognition guidance in the FASB ASC. The ASU is intended to improve GAAP by providing a framework to address revenue recognition issues, creating more consistency and comparability of revenue recognition practices across entities and industries, and improving the usefulness of information provided to financial statement users through more robust disclosure requirements. Subsequent to the issuance of ASU 2014-09, the FASB issued a number of ASUs clarifying certain matters in ASU 2014-09. Those subsequent ASUs have the same effective dates as ASU 2014-09 (see discussion in the following paragraph).

In August 2015, the original effective dates of ASU 2014-09 were deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2014-09 (as revised) is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early application is allowed, but no earlier than annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. Alternatively, the ASU can be applied to annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the year of initial adoption.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements in the recognition, measurement, presentation, and disclosure of financial instruments. ASU-2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Generally, entities may adopt the provisions of the ASU earlier as of fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. However, the ASU allows entities the option to (1) adopt the presentation guidance in FASB ASC 825-10-45-5 through 45-7 regarding financial liabilities for which the fair value option is elected and (2) not disclose the information regarding the fair value of financial instruments set forth in FASB ASC 825-10-50 in financial statements of fiscal years or interim periods that have not yet been made available for issuance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires the recognition of lease assets and lease liabilities on the balance sheet of lessees, along with the disclosure of key information about leasing arrangements. When effective, the ASU will supersede FASB ASC 840, Leases, and add Topic 842, Leases, to the FASB ASC. The ASU is effective for entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. In addition to replacing FASB ASC 840 with FASB ASC 842, the ASU amends and supersedes a number of other Topics throughout the FASB ASC.

Results of Operations

Year ended December 31, 2016 Compared to the year ended December 31, 2015

For the year ended December 31, 2016, we had fee income of $218, as compared to $153 in fee income for the year ended December 31, 2015.

Cost of Goods Sold

Cost of goods sold was $0 for the years ended December 31, 2016 and December 31, 2015. There is no cost of goods sold related to the fee income.

General and Administrative Expenses

During the year ended December 31, 2016, general and administrative expenses were $30,684, consisting primarily of professional fees, as compared to $28,618 for year ended December 31, 2015. The increase of $2,066 was primarily due to an increase in professional fees of $2,176.

 Net Loss

Our Net Loss was $35,127 for the year ended December 31, 2016 as compared to a loss of $31,666 for the year ended December 31, 2015. The decrease is primarily due to the reasons referred to above and an increase in interest expense of $1,460.

Liquidity and Capital Resources

As of December 31, 2016, we had a stockholders’ deficit of $148,958 and negative working capital of $18,138 compared to stockholders’ deficit of $113,831 and negative working capital of $24,011 at December 31, 2015. Cash was $2,239 as of December 31, 2016, as compared to $879 at December 31, 2015. This increase in our working capital was primarily attributable to the an increase of cash of $1,360, the increase in accrued interest due to directors of $4,661 and the decrease in accounts payable and accrued expenses of $9,174. The net loss for the year ended 2016 was primarily due to limited sales and professional fees of $25,650 and interest expense of $4,661.

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

Net cash used in operations during 2016 was $38,840 compared with $27,541 used in operations during 2015.   Cash used in operations during 2016 was primarily due to the net loss in the period and changes in current liabilities.

Net cash provided by financing activities was $40,200 in 2016 and $25,900 in 2015, which was the result of proceeds from stockholders loans.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

Our auditors have issued a going concern opinion regarding our financial statements in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company generated minimal revenues, has experienced recurring net operating losses since inception and had negative working capital of $18,138 and stockholders’ deficit of $148,958 at December 31, 2016.  Because of these factors, among others, our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Empire Global Gaming, Inc.

Bellport, New York

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Global Gaming, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, the Company generated minimal revenues, has experienced recurring operating losses since inception and had negative working capital of $18,138 and stockholders’ deficit of $148,958 at December 31, 2016.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from this uncertainty.

Hackensack, New Jersey

April 13, 2017

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$2,239	$879
Total current assets	2,239	879

Property and equipment, net of accumulated depreciation of $4,000 and $3,200, respectively	-	800

Total assets	$2,239	$1,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,114	$19,288
Accrued interest - stockholders	10,263	5,602
Total current liabilities	20,377	24,890

LONG TERM LIABILITIES:
Notes Payable - Stockholders	130,820	90,620

Total liabilities	151,197	115,510

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(870,358)	(835,231)
Total stockholders' deficit	(148,958)	(113,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,239	$1,679

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31, 2016	December 31, 2015

REVENUES	$218	$153

OPERATING EXPENSES:
General & administrative expenses	30,684	28,618
Total operating expenses	30,684	28,618

OPERATING LOSS	(30,466)	(28,465)

OTHER EXPENSE:
Interest expense - stockholders	(4,661)	(3,201)
Total other expense	(4,661)	(3,201)

LOSS BEFORE CREDIT FOR INCOME TAXES	(35,127)	(31,666)

CREDIT FOR INCOME TAXES	-	-

NET LOSS	$(35,127)	$(31,666)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding - basic and diluted	57,301,000	57,301,000

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2014	57,301,000	$57,301	$664,099	$(803,565)	$(82,165)

Net loss	-	-	-	(31,666)	(31,666)

Balance December 31, 2015	57,301,000	57,301	664,099	(835,231)	(113,831)

Net loss				(35,127)	(35,127)

Balance December 31, 2016	57,301,000	$57,301	$664,099	$(870,358)	$(148,958)

See accompanying notes to Financial Statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(35,127)	$(31,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	800	800
Changes in operating assets and liabilities
Accrued interest - stockholders	4,661	3,201
Accounts payable and accrued expenses	(9,174)	124
Net cash used in operating activities	(38,840)	(27,541)

Cash Flows from Financing Activities:
Proceeds from Notes Payable - Stockholders	40,200	25,900
Net cash provided by financing activities	40,200	25,900

NET INCREASE (DECREASE) IN CASH	1,360	(1,641)
CASH AT BEGINNING OF THE YEAR	879	2,520
CASH AT THE END OF THE YEAR	$2,239	$879

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

Advertising

The Company expenses advertising when incurred.  The Company has incurred no advertising expenses for the years ended December 31, 2016 and 2015, respectively.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2016 and 2015.

We maintain cash balances at highly-rated financial institutions in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2016 and 2015, we had no account balances over federally insured limits.

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

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Earnings per share are calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. There were no potentially dilutive common shares for the year ended December 31, 2016 and 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU introduced a comprehensive, principles-based framework for recognizing revenue, and, when effective, will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and virtually all industry-specific revenue recognition guidance in the FASB ASC. The ASU is intended to improve GAAP by providing a framework to address revenue recognition issues, creating more consistency and comparability of revenue recognition practices across entities and industries, and improving the usefulness of information provided to financial statement users through more robust disclosure requirements. Subsequent to the issuance of ASU 2014-09, the FASB issued a number of ASUs clarifying certain matters in ASU 2014-09. Those subsequent ASUs have the same effective dates as ASU 2014-09 (see discussion in the following paragraph).

In August 2015, the original effective dates of ASU 2014-09 were deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2014-09 (as revised) is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early application is allowed, but no earlier than annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. Alternatively, the ASU can be applied to annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the year of initial adoption.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements in the recognition, measurement, presentation, and disclosure of financial instruments. ASU-2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Generally, entities may adopt the provisions of the ASU earlier as of fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. However, the ASU allows entities the option to (1) adopt the presentation guidance in FASB ASC 825-10-45-5 through 45-7 regarding financial liabilities for which the fair value option is elected and (2) not disclose the information regarding the fair value of financial instruments set forth in FASB ASC 825-10-50 in financial statements of fiscal years or interim periods that have not yet been made available for issuance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires the recognition of lease assets and lease liabilities on the balance sheet of lessees, along with the disclosure of key information about leasing arrangements. When effective, the ASU will supersede FASB ASC 840, Leases, and add Topic 842, Leases, to the FASB ASC. The ASU is effective for entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. In addition to replacing FASB ASC 840 with FASB ASC 842, the ASU amends and supersedes a number of other Topics throughout the FASB ASC.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated minimal revenues, has experienced recurring operating losses since inception and had negative working capital of $18,138 and stockholders’ deficit of $148,958 at December 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company will need to raise funds or implement its business plan to continue operations.

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

NOTE 3.  INCOME TAXES

The components of the Company’s deferred tax asset are as follows:

	December 31, 2016	December 31, 2015
Net operating loss carry forward at 35%	$304,625	$292,331
Valuation allowance	-304,625	-292,331
Net deferred tax asset	$-	$-

The Company had a net operating loss carryforward of approximately $870,000 and $835,000 for the years ended December 31, 2016 and 2015, which expires between 2031 and 2036.

The reconciliation of income tax rate at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	2016	2015
US Statutory rate	35%	35%
Valuation allowance	-35%	-35%
Income tax provision	-	-

The Company files income tax returns in the United States.  The Company will file its U.S. federal return for the year ended December 31, 2016 in 2017. Once filed, the 2016 U.S. federal return and those for 2015 and 2014 will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties for the delinquency of outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3.  INCOME TAXES (CONTINUED)

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company had notes payable to directors who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. The notes payable had unpaid balance of $130,820 and $90,620 as of December 31, 2016 and 2015, respectively.

The Company borrowed $40,200 and $25,900 from directors during the years ended December 31, 2016 and 2015, respectively.

The Company recorded interest expense of $4,661 and $3,201 for these notes payable for the year ended December 31, 2016 and 2015, respectively and the balances of accrued interest were $10,263 and $5,602 as of December 31, 2016 and 2015, respectively.

NOTE 5.  SUBSEQUENT EVENTS

The Company has evaluated all activity of the Company after December 31, 2016 through the issue date of the financial statement and determined that there was no subsequent events that would require disclosure in the financial statements.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2016, such disclosure controls and procedures were not effective to provide the reasonable assurance described above.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

The specific material weakness identified by the Company’s management as of December 31, 2016 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10: Directors, Executive Officers And Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
Nicholas Sorge, Sr.	53	President & Director	May 2010
Dolores Marsh	75	Secretary, Chief Financial Officer & Director	May 2010

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file.  We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2016.

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

Item 12: Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of Empire Global Gaming, Inc.’s Common Stock as of December 31, 2016, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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

Nicholas Sorge, Sr. loaned the Company the sum of $106,720 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

Dolores Marsh loaned the Company the sum of $24,100 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. during the years ended December 31, 2016 and 2015 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $11,535 and $8,785, respectively.

Audit-Related Fees

Paritz & Company, P.A. did not provide and did not bill and it was not paid any fees for, audit-related services in the years ended December 31, 2016 and 2015.

Tax Fees

Paritz & Company, P.A. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2016 and 2015.

All Other Fees

Paritz & Company, P.A. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2016 and 2015.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Paritz & Company, P.A. during 2016 and 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (1)	ByLaws.

4.1 (1)	Specimen Stock Certificate.

10.1 (1)	License Agreement dated May 12, 2010 between the Company and Nicholas M. Sorge Sr.

31.1 (2)	Certification of Chief Executive Officer filed pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2 (2)	Certification of Chief Financial Officer filed pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32 (2)	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Unaudited Condensed Consolidated Statement of Operations; (iii) Unaudited Statement of Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows for; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed September 22, 2010 and incorporated herein by reference.

(2)	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2017.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr.,
President and Director

By:	/s/ Dolores Marsh
Dolores Marsh,
Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ Nicholas Sorge, Sr.	Principal Executive Officer, President and	April 13, 2017
Nicholas Sorge, Sr.	Director

/s/ Dolores Marsh	Chief Financial Officer, Secretary and	April 13, 2017
Dolores Marsh	Director

