Form 10-Q
period 2017-03-31
Empire Global Gaming, Inc.
filed 2017-05-08
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

There were 57,301,000 shares of common stock outstanding as of May 8, 2017.

TABLE OF CONTENTS

		Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1 - 5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6 - 7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4	CONTROLS AND PROCEDURES	7

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	8
ITEM 1A.	RISK FACTORS	8
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4.	MINE SAFETY DISCLOSURES	8
ITEM 5.	OTHER INFORMATION	8
ITEM 6.	EXHIBITS	8
SIGNATURES		9
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash	$10,766	$2,239
Total current assets	10,766	2,239

Property and equipment, net of accumulated depreciation of $4,000 and $4,000, respectively	-	-

Total assets	$10,766	$2,239

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,068	$10,114
Accrued interest - stockholders	11,571	10,263
Total current liabilities	13,639	20,377

LONG TERM LIABILITIES:
Notes Payable - Stockholders	148,920	130,820

Total liabilities	162,559	151,197

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016.	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(873,193)	(870,358)
Total stockholders' deficit	(151,793)	(148,958)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,766	$2,239

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016

REVENUES	$32	$74

OPERATING EXPENSES:
General & administrative expenses	1,559	8,565
Total operating expenses	1,559	8,565

OPERATING LOSS	(1,527)	(8,491)

OTHER EXPENSE:
Interest expense - stockholders	(1,308)	(954)
Total other expense	(1,308)	(954)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,835)	(9,445)

INCOME TAXES	-	-

NET LOSS	$(2,835)	$(9,445)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding - basic and diluted	57,301,000	57,301,000

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(2,835)	$(9,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	800
Changes in operating assets and liabilities
Accrued interest - stockholders	1,308	3,201
Accounts payable and accrued expenses	(8,046)	124
Net cash used in operating activities	(9,573)	(5,320)

Cash Flows from Financing Activities:
Proceeds from Notes Payable - Stockholders	18,100	25,900
Net cash provided by financing activities	18,100	25,900

NET INCREASE IN CASH	8,527	20,580
CASH AT BEGINNING OF THE PERIOD	2,239	2,520
CASH AT THE END OF THE PERIOD	$10,766	$23,100

The accompanying notes are an integral part of these interim financial statements.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1. BASIS OF PRESENTATION, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The balance sheet at December 31, 2016 was derived from the audited financial statements included in the Company’s annual report on Form 10K for the year ended December 31, 2016. There interim financial statements should be read in conjunction with that report.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated minimal revenues, has experienced recurring operating losses since inception and had negative working capital of $2,873 and stockholders’ deficit of $151,793 at March 31, 2017.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company will need to raise funds or implement its business plan to continue operations.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company has notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. The notes payable had unpaid balance of $148,920 and $130,820 as of March 31, 2017 and December 31, 2016, respectively.

The Company borrowed $18,100 and $21,200 from stockholders during the three months ended March 31, 2017 and 2016, respectively.

The Company recorded interest expense of $1,308 and $954 for these notes payable for the three months ended March 31, 2017 and 2016, respectively and the balances of accrued interest were $11,571 and $10,263 as of March 31, 2017 and December 31, 2016, respectively.

NOTE 4. INCOME TAX

The Company has a net operating loss (“NOL”) carryforward of approximately $873,193 as of March 31, 2017, which expires between 2032 to 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5.  SUBSEQUENT EVENTS

The Company has evaluated all activity of the Company after March 31, 2017 through the issue date of the financial statement and determined that there was no subsequent events that would require recognition or disclosure in the financial statements.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2017 since the Company has had minimal revenues and accumulated deficit of $873,193 through March 31, 2017. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2017, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2017, we plan to continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

The following table summarizes the results of our operations during the three months ended March 31, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	March 31, 2017	March 31, 2016	Variance	Percentage
Revenue	$32	$74	$(42)	(56.76)%
Operating expenses	1,559	8,565	(7,006)	(81.80)%
Interest expense - stockholders	1,308	954	354	37.11%
Net Loss	$2,835	$9,445	$(6,610)	(69.98)%

Loss per share of common stock	(0.00)	(0.00)	0.00

The variance between the net loss of $2,835 for the three months ended March 31, 2017 compared to the net loss of $9,445 for the same period in 2016 was primarily attributable to a decrease in computer and internet expenses of $524, an increase in credit card fees of $86, a decrease in depreciation expense of $200, an increase in office supplies of $294, an decrease in professional fees of $6,680, an increase in utilities of $17 and an increase in interest expense of $355.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2016 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended March 31, 2017, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Empire Global Gaming, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: May 8, 2017
	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
Chief Executive Officer and President and Director

Dated: May 8, 2017
	By	/s/ Dolores Marsh
Dolores Marsh
Chief Financial Officer, Controller, Secretary/Treasurer and Director

