Form 10-Q
period 2017-06-30
Empire Global Gaming, Inc.
filed 2019-04-25
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2017

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 257,301,000 shares of common stock outstanding as of March 31, 2019.

EMPIRE GLOBAL GAMING, INC.

Table of Contents

		Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	1 - 8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9 - 10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 4	CONTROLS AND PROCEDURES	11

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A.	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4.	MINE SAFETY DISCLOSURES	12
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS	12
SIGNATURES		13
EXHIBITS

i

EMPIRE GLOBAL GAMING, INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash	$1,447	$2,239
TOTAL CURRENT ASSETS & TOTAL ASSETS	$1,447	$2,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$100	$10,114
Accrued interest	13,217	10,263
Notes payable - related parties	148,920	130,820
TOTAL CURRENT LIABILITIES & TOTAL LIABILITIES	162,237	151,197

STOCKHOLDERS’ DEFICIT:

Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding, respectively	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(882,190)	(870,358)
TOTAL STOCKHOLDERS' DEFICIT	(160,790)	(148,958)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,447	$2,239

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET REVENUES:
Revenues, net	$18	$67	$50	$141
TOTAL NET REVENUES	18	67	50	141

OPERATING EXPENSES:
General and administrative expenses	7,252	6,238	8,928	14,803
TOTAL OPERATING EXPENSES	7,252	6,238	8,928	14,803

LOSS FROM OPERATIONS	(7,234)	(6,171)	(8,878)	(14,662)

OTHER EXPENSE:
Interest expense - related parties	(1,646)	(1,185)	(2,954)	(2,138)
TOTAL OTHER EXPENSE	(1,646)	(1,185)	(2,954)	(2,138)

LOSS BEFORE PROVISION FOR INCOME TAX	(8,880)	(7,356)	(11,832)	(16,800)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(8,880)	$(7,356)	$(11,832)	$(16,800)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	57,301,000	57,301,000	57,301,000	57,301,000

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,832)	$(9,445)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Depreciation expense	-	800
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(10,014)	124
Accrued interest	2,954	3,201

NET CASH USED IN OPERATING ACTIVITIES	(18,892)	(5,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	18,100	25,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,100	25,900

Net (decrease) increase in cash	(792)	20,580

Cash, beginning of period	$2,239	$2,520

Cash, end of period	$1,447	$23,100

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2016.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the sales recognition, allowance for doubtful accounts, inventory obsolescence and asset valuations. Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed financial statements in the periods they are determined to be necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles (“GAAP”) requires certain disclosures regarding the fair value of financial instruments. The fair value of financial instruments is made as of a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal, or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

(Unaudited)

GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the degree of subjectivity that is necessary to estimate the fair value of a financial instrument. GAAP establishes three levels of inputs that may be used to measure fair value:

Level 1 – Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 – Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 – Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, that no allowance is necessary.

CASH

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of June 30, 2017 and December 31, 2016. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At June 30, 2017 and December 31, 2016, the Company had $0 over the insurable limit.

CONVERTIBLE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Foreign Currency

Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at period-end exchange rates. Non-monetary assets and liabilities are translated at historical rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expenses are translated at weighted average exchange rates for the period. Foreign currency transactions denominated in a currency other than the US Dollar, which is the Company’s functional currency, are included in determining net income for the period.

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed financial statements, as the Company did not have income through June 30, 2017. There were no uncertain tax positions that would require recognition in the unaudited condensed financial statements through June 30, 2017.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination through December 31, 2016.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

The Company accounts for income taxes under ASC 740-10-30, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

LONG LIVED ASSETS

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of ASC 360-35, Property, Plant and Equipment, Subsequent Measurement (“ASC 360-35”). ASC 360-35 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

STOCK BASED COMPENSATION

The Company follows FASB ASC 718, Compensation – Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the unaudited condensed financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity–based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

For the three and six months ended June 30, 2017 and 2016, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $11,832 and $16,800 during the six months ended June 30, 2017 and 2016, respectively. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited condensed balance sheet date. As of June 30, 2017 and December 31, 2016, the Company had working capital deficits of $160,790 and $148,958, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME (LOSS) PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of June 30, 2017 as it is anti-dilutive. For the six months ended June 30, 2017 and 2016, the Company had no dilutive securities.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and became due on December 31, 2018. The notes payable had an unpaid balance of $148,920 as of June 30, 2017 and $130,820 as of December 31, 2016.

The Company borrowed $18,100 and $28,200  from stockholders during the six months ended June 30, 2017 and 2016, respectively.

The Company recorded interest expense of $1,646 and $1,185 for the three months ended June 30, 2017 and 2016, respectively, and $2,954 and $2,138 for the six months ended June 30, 2017 and 2016, respectively, for these notes payable. Accrued interest related to these notes payable were $13,217 and $10,263 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 6 – EQUITY

Common Stock

As of June 30, 2017 and December 31, 2016, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 57,301,000 and 57,301,000 shares are issued and outstanding, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these unaudited condensed financial statements, has determined that no additional disclosures are required.

On December 6, 2018, the Company approved the issuance of 200,000,000 shares of its common stock, par value $0.001, for the appointment of the Company’s Chief Executive Officer. The Company has recorded this transaction as Stock Compensation Expense at a value of $200,000, or $0.001 per share.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2017 since the Company has had minimal revenues and accumulated deficit of $882,190 through June 30, 2017. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2017, we will incur a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2017, we continued with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

Based upon our current cash reserves, although we feel it will be adequate, we did not have adequate resources to meet our short term or long-term cash requirements. No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

The following table summarizes the results of our operations during the three months ended June 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	June 30, 2017	June 30, 2016	Variance	Percentage
Revenue	$18	$67	$(49)	-73.13%
Operating expenses	(7,252)	(6,238)	(1,014)	16.26%
Interest expense	(1,646)	(1,185)	(461)	38.90%
Net loss	$(8,880)	$(7,356)	$(1,524)	20.72%

Loss per share of common stock	$(0.00)	$(0.00)	$(0.00)

The variance between the net loss of $8,880 for the three months ended June 30, 2017 compared to the net loss of $7,356 for the same period in 2016 was primarily attributable to a write off of liabilities of $1,646, an increase in professional fees of $2,710 and an increase in interest expense of $461.

Six Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

The following table summarizes the results of our operations during the six months ended June 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s six month period to the prior year’s six month period:

	Six Months Ended:
	June 30, 2017	June 30, 2016	Variance	Percentage
Revenue	$50	$141	$(91)	-64.54%
Operating expenses	(8,928)	(14,803)	5,875	-39.69%
Interest expense	(2,954)	(2,138)	(816)	38.17%
Net loss	$(11,832)	$(16,800)	$4,968	-29.57%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $11,832 for the six months ended June 30, 2017 compared to the net loss of $16,800 for the same period in 2016 was primarily attributable to a decrease in depreciation expense of $400, a write off of liabilities of $1,646, a decrease in professional fees of $3,850 and an increase in interest expense of $816.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2016 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended June 30, 2017, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Unaudited Condensed Statement of Operations for the six months ended June 30, 2017 and 2016; (iii) Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: April 24, 2019	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Director

Dated: April 24, 2019	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
President and Director