Form 10-Q
period 2017-09-30
Empire Global Gaming, Inc.
filed 2019-04-25
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2017

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
EXHIBITS

i

EMPIRE GLOBAL GAMING, INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash	$4,612	$2,239
TOTAL CURRENT ASSETS & TOTAL ASSETS	$4,612	$2,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$10,114
Accrued interest	14,736	10,263
Notes payable - related parties	152,920	130,820
TOTAL CURRENT LIABILITIES & TOTAL LIABILITIES	167,656	151,197

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding, respectively	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(884,444)	(870,358)
TOTAL STOCKHOLDERS’ DEFICIT	(163,044)	(148,958)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,612	$2,239

 The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

NET REVENUES:
Revenues, net	$16	$38	$66	$179
TOTAL NET REVENUES	16	38	66	179

OPERATING EXPENSES:
General and administrative expenses	751	6,358	9,679	21,161
TOTAL OPERATING EXPENSES	751	6,358	9,679	21,161

LOSS FROM OPERATIONS	(735)	(6,320)	(9,613)	(20,982)

OTHER EXPENSE:
Interest expense - related parties	(1,519)	(1,204)	(4,473)	(3,342)
TOTAL OTHER EXPENSE	(1,519)	(1,204)	(4,473)	(3,342)

LOSS BEFORE PROVISION FOR INCOME TAX	(2,254)	(7,524)	(14,086)	(24,324)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(2,254)	$(7,524)	$(14,086)	$(24,324)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	57,301,000	57,301,000	57,301,000	57,301,000

 The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,086)	$(24,324)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Depreciation expense	-	600
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(10,114)	3,342
Accrued interest	4,473	(12,182)

NET CASH USED IN OPERATING ACTIVITIES	(19,727)	(32,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	22,100	33,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,100	33,200

Net increase in cash	2,373	636

Cash, beginning of period	$2,239	$879

Cash, end of period	$4,612	$1,515

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2016.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

(Unaudited)

GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the degree of subjectivity that is necessary to estimate the fair value of a financial instrument. GAAP establishes three levels of inputs that may be used to measure fair value:

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

NEW ACCOUNTING PRONOUNCEMENTS

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, that no allowance is necessary.

CASH

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of September 30, 2017 and December 31, 2016. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At September 30, 2017 and December 31, 2016, the Company had $0 over the insurable limit.

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

Foreign Currency

Monetary assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at period-end exchange rates. Non-monetary assets and liabilities are translated at historical rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income and accumulated in a separate component of stockholders’ equity. Income and expenses are translated at weighted average exchange rates for the period. Foreign currency transactions denominated in a currency other than the US Dollar, which is the Company’s functional currency, are included in determining net income for the period.

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed financial statements, as the Company did not have income through September 30, 2017. There were no uncertain tax positions that would require recognition in the unaudited condensed financial statements through September 30, 2017.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination as of December 31, 2016.

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

For the three and nine months ended September 30, 2017 and 2016, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $14,086 and $24,324 during the nine months ended September 30, 2017 and 2016, respectively. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited condensed balance sheet date. As of September 30, 2017 and December 31, 2016, the Company had working capital deficits of $163,044 and $148,958, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME (LOSS) PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of September 30, 2017 as it is anti-dilutive. For the nine months ended September 30, 2017 and 2016, the Company had no dilutive securities.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and became due on December 31, 2018. The notes payable had unpaid balance of $152,920 as of September 30, 2017 and $130,820 as of December 31, 2016.

The Company borrowed $22,100 and $33,200 from stockholders during the nine months ended September 30, 2017 and 2016, respectively.

The Company recorded interest expense of $1,519 and $1,204 for the three months ended September 30, 2017 and 2016, respectively, and $4,473 and $3,342 for the nine months ended September 30, 2017 and 2016, respectively, for these notes payable. Accrued interest related to these notes payable were $14,736 and $10,263 as of September 30, 2017 and December 31, 2016, respectively.

NOTE 6 – EQUITY

Common Stock

As of September 30, 2017 and December 31, 2016, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 57,301,000 and 57,301,000 shares are issued and outstanding, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

The terms the “Company”, “we”, “us”, “our” and similar terms refer to Empire Global Gaming, Inc.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2017 since the Company has had minimal revenues and accumulated deficit of $884,444 through September 30, 2017. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2017, incurred a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

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

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

The following table summarizes the results of our operations during the three months ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	September 30,	September 30,
	2017	2016	Variance	Percentage

Revenue	$16	$38	$(22)	-57.89%
Operating expenses	(751)	(6,358)	5,607	-88.19%
Interest expense	(1,519)	(1,204)	(315)	26.16%
Net loss	$(2,254)	$(7,524)	$5,270	-70.04%

Loss per share of common stock	$(0.00)	$(0.00)	$(0.00)

The variance between the net loss of $2,254 for the three months ended September 30, 2017 compared to the net loss of $7,524 for the same period in 2016 was primarily attributable to a decrease in professional fees of $5,510 and an increase in interest expense of $315.

Nine Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

The following table summarizes the results of our operations during the nine months ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s nine month period to the prior year’s nine month period:

	Nine Months Ended:
	September 30,	September 30,
	2017	2016	Variance	Percentage

Revenue	$66	$179	$(113)	-63.13%
Operating expenses	(9,679)	(21,161)	11,482	-54.26%
Interest expense	(4,473)	(3,342)	(1,131)	33.84%
Net loss	$(14,086)	$(24,324)	$10,238	-42.09%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $14,086 for the nine months ended September 30, 2017 compared to the net loss of $24,324 for the same period in 2016 was primarily attributable to a decrease in depreciation expense of $600, a write off of liabilities of $1,646, a decrease in professional fees of $9,360 and an increase in interest expense of $1,131.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2016 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended September 30, 2017, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Unaudited Condensed Statement of Operations for the nine months ended September 30, 2017 and 2016; (iii) Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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