Form 10-K
period 2017-12-31
Empire Global Gaming, Inc.
filed 2019-06-28
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2017

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from ___________ to ___________

Commission File Number: 333-169531

EMPIRE GLOBAL GAMING, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2529852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Woodside Avenue Bellport, New York 11713	11713
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (877) 643-3200

n/a

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State issuer’s revenues for its most recent fiscal year: $69

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates): $162,610

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 57,301,000 shares of common stock as of December 31, 2017.

i

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

ii

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

Lottopick3

We have developed a website (www.lottopick3.com) which provides analytical data to consumers on several different lottery type games. This service is a potential source of revenue for the Company. This program is not a gambling/consulting program. It is strictly an analysis program. We do not offer any advice one way or the other. It offers an in depth breakdown of all the previous numbers that have been drawn in all states that have the pick 3 games. The software breaks things down into all the possible categories and shows any types of trends that may occur. The program also comes with printable charts that show exactly which numbers fall under every category.

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

We intend to make application with the various prominent gaming control boards in the United States to obtain approval of the Company’s licensed roulette games. We had our Roulette games examined by a well-respected and well known research firm in the gaming industry to verify certain aspects of our game. Our New Balanced American and European Roulette Wheels and Layout with Digit-Bets was shown to beat the Standard American and European Roulette Wheels and Layout games in keeping the Fairness and Integrity of both Roulette games in all scenarios. We have retained well known attorneys in the gaming space to advise us on the best methods of proceeding further with our proprietary Roulette.

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

Industry Overview

The domestic and global gaming markets have grown rapidly and consistently over most of the last decade despite some slowdown in the past three years due to the macroeconomic recession. This growth has generally brought increased social and political acceptance of legalized gaming throughout many diverse societies. The conventional wisdom that the gaming industry is recession- proof has been challenged over the last three years. However, recent economic pressures have prompted new efforts to legalize casino gaming and to liberalize gaming laws to fill fiscal gaps. Furthermore, in the current environment, operators are pressured to extract the most out of existing operations by enhancing the competitiveness of their floor at minimal investment rather than deploying cash into new or expanded equipment or facilities. While historical U.S. trends suggest a resilient recovery will eventually be at hand, through our proprietary products, we expect to offer the casino operator products that will enhance the gaming machine’s productivity while simultaneously enhancing the customer’s playing experience.

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

Board of Directors

As of December 31, 2017, Nicholas Sorge, Sr. was the President and Director and Dolores Marsh was the Chief Financial Officer, Secretary and Director. On December 6, 2018, the Board of Directors approved and authorized the appointment of A. Stone Douglass as Chief Executive Officer, Secretary and Chairman of the Board of Directors. Nicholas Sorge Sr. remains the President and a Director, as well as the interim Chief Financial Officer. Dolores Marsh stepped down as an officer and Director of the Company on June 13, 2019. We have not employed additional people either on a full time or part time basis.

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

Results of Operations

Year ended December 31, 2017 Compared to the year ended December 31, 2016

For the year ended December 31, 2017, we had fee income of $69, as compared to $218 in fee income for the year ended December 31, 2016.

Cost of Goods Sold

Cost of goods sold was $0 for the years ended December 31, 2017 and December 31, 2016. There is no cost of goods sold related to the fee income.

General and Administrative Expenses

During the year ended December 31, 2017, general and administrative expenses were $13,569, consisting primarily of professional fees, as compared to $30,684 for year ended December 31, 2016. The decrease of $17,116 was primarily due to a decrease in professional fees of $14,678.

Net Loss

Our net loss was $19,523 for the year ended December 31, 2017 as compared to a loss of $35,127 for the year ended December 31, 2016. The decrease is primarily due to the reasons referred to above and an increase in interest expense of $1,363.

Liquidity and Capital Resources

As of December 31, 2017, we had a stockholders’ deficit of $168,481 and negative working capital of $168,481 compared to stockholders’ deficit of $148,958 and negative working capital of $18,138 at December 31, 2016. Cash was $1,746 as of December 31, 2017, as compared to $2,239 at December 31, 2016. This decrease in our working capital was primarily attributable to the decrease of cash of $493, the increase in accrued interest due to directors of $6,023, the decrease in accounts payable and accrued expenses of $10,093 and an increase in notes payable – related parties of $23,100. The net loss for the year ended 2017 was primarily due to limited sales and professional fees of $10,972 and interest expense of $6,023.

Net cash used in operations during 2017 was $23,593 compared with $38,840 used in operations during 2016. Cash used in operations during 2017 was primarily due to the net loss in the period and changes in current liabilities.

Net cash provided by financing activities was $23,100 in 2017 and $40,200 in 2016, which was the result of proceeds from stockholders loans.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

Our auditors have issued a going concern opinion regarding our financial statements in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated minimal revenues, has experienced recurring net operating losses since inception and had negative working capital of $168,481 and stockholders’ deficit of $168,481 at December 31, 2017. Because of these factors, among others, our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue operating, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Empire Global Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Empire Global Gaming, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has generated minimal revenue since inception, has experienced recurring operating losses since inception and negative working capital of $168,481 and stockholders’ deficit of $168,481 at December 31, 2017. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

June 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Empire Global Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis-of-a-matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has not generated any revenue and has accumulated losses since inception. The Company also had a working capital deficit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Partiz & Company, P.A.

We have served as the Company’s auditor since 2010.

Hackensack, NJ

February 20, 2018

Empire Global Gaming, Inc.

BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash	$1,746	$2,239
Total Current Assets	1,746	2,239

TOTAL ASSETS	$1,746	$2,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21	$10,114
Accrued interest	16,286	10,263
Notes payable - related parties	153,920	-
Total Current Liabilities	170,227	20,377

Long term portion of notes payable - related parties	-	130,820
TOTAL LIABILITIES	170,227	151,197

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding, respecitvely	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(889,881)	(870,358)
TOTAL STOCKHOLDERS’ DEFICIT	(168,481)	(148,958)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,746	$2,239

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

NET REVENUES:
Revenues, net	$69	$218
TOTAL NET REVENUES	69	218

OPERATING EXPENSES:
General and administrative expenses	13,569	30,684
TOTAL OPERATING EXPENSES	13,569	30,684

LOSS FROM OPERATIONS	(13,500)	(30,466)

OTHER EXPENSE :
Interest expense, net	(6,023)	(4,661)
TOTAL OTHER EXPENSE	(6,023)	(4,661)

NET LOSS	$(19,523)	$(35,127)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	57,301,000	57,301,000

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2015	57,301,000	$57,301	$664,099	$(835,231)	$(113,831)

Net loss	-	-	-	(35,127)	(35,127)

Balances, December 31, 2016	57,301,000	$57,301	$664,099	$(870,358)	$(148,958)

Net loss	-	-	-	(19,523)	(19,523)

Balances, December 31, 2017	57,301,000	$57,301	$664,099	$(889,881)	$(168,481)

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,523)	$(35,127)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Depreciation expense	-	800
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(10,093)	4,661
Accrued interest	6,023	(9,174)

NET CASH USED IN OPERATING ACTIVITIES	(23,593)	(38,840)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	23,100	40,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,100	40,200

Net (decrease) increase in cash	(493)	1,360

Cash, beginning of year	2,239	879

Cash, end of year	$1,746	$2,239

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Advertising

The Company expenses advertising when incurred. The Company has incurred no advertising expenses for the years ended December 31, 2017 and 2016, respectively.

Basis of Presentation

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Effective December 31, 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long lived assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360-35, Property, Plant and Equipment, Subsequent Measurement (“ASC 360-35”). ASC 360-35 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Income Taxes

The Company utilizes the ASC 740 “Income Tax” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2017 and 2016.

We maintain cash balances at highly-rated financial institutions in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2017 and 2016, we had no account balances over federally insured limits.

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

For the years ended December 31, 2017 and 2016, the Company had no stock based compensation.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of December 31, 2017 as it is anti-dilutive. There were no potentially dilutive common shares for the years ended December 31, 2017 and 2016.

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

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated minimal revenues, has experienced recurring operating losses since inception and had negative working capital of $168,481 and stockholders’ deficit of $168,481 at December 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company will need to raise funds or implement its business plan to continue operations.

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

NOTE 3. INCOME TAXES

The components of the Company’s deferred tax asset are as follows:

	December 31, 2017	December 31, 2016
Net operating loss carry forward at 35%	$311,458	$304,625
Valuation allowance	(311,458)	(304,625)
Net deferred tax asset	$-	$-

The Company had a net operating loss carryforward of approximately $890,000 and $870,000 for the years ended December 31, 2017 and 2016, which expires between 2032 and 2037.

The reconciliation of income tax rate at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	2017	2016
US Statutory rate	35%	35%
Valuation allowance	-35%	-35%
Income tax provision	-	-

The Company files income tax returns in the United States. The Company will file its U.S. federal return for the year ended December 31, 2017 in 2018. Once filed, the 2017 U.S. federal return and those for 2016 and 2015 will be considered as open tax years. No tax returns are currently under examination by any tax authorities. The Company has not accrued any additional interest or penalties for the delinquency of outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

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

NOTE 4. RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and became due on December 31, 2018. The notes payable had unpaid balance of $153,920 and $130,820 as of December 31, 2017 and 2016, respectively.

The Company borrowed $23,100 and $40,200 from directors during the years ended December 31, 2017 and 2016, respectively.

The Company recorded interest expense of $6,023 and $4,661 for these notes payable for the year ended December 31, 2017 and 2016, respectively and the balances of accrued interest were $16,286 and $10,263 as of December 31, 2017 and 2016, respectively.

NOTE 5. EQUITY

Common Stock

As of December 31, 2017 and 2016, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 57,301,000 and 57,301,000 shares are issued and outstanding, respectively.

NOTE 6. SUBSEQUENT EVENTS

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

On June 6, 2019, the President of the Company assumed the debt of a related party note totaling $29,273, of which $25,100 was principal and $4,173 was accrued interest. The related party note was paid in full by the President and will be added to his note balance.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2017, such disclosure controls and procedures were not effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s consolidated subsidiaries.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

The specific material weakness identified by the Company’s management as of December 31, 2017 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
A. Stone Douglass	71	Chief Executive Officer & Director	December 2018
Nicholas Sorge, Sr.	53	President, Interim CFO & Director	May 2010

A. Stone Douglass has over 40 years’ experience as a CEO, Chairman and CFO of many private and public companies, including most recently Sealand Natural Resources, Inc., a producer of birch water and other alternative beverages, and P5 Systems, Inc., an on-line advertising and data company focusing on the cannabis space. Through his significant experience working with small and large companies, Mr. Douglass has an extensive understanding of executive management and project financing. Mr. Douglass has also been involved in numerous business merger and acquisition transactions. Mr. Douglass has held executive upper management and Director positions with companies such as Spy Optics, RedEnvelope, Vison America, and Piper Aircraft. Mr. Douglass graduated with a degree in Business from Fairleigh Dickinson University in 1970.

Nicholas Sorge, Sr. is the founder and current President and a Director of Empire Global Gaming, Inc. and has been since his appointment to the Board of Directors on May 11, 2010. He personally created a revolutionary new system for roulette which led him to obtain U.S. Patents pertaining to roulette and other games. He has licensed Empire Global Gaming, Inc. as the exclusive licensee for four of his patents covering fourteen roulette games. For the past 28 years Mr. Sorge has served Pallets R Us, Inc. of Bellport, New York, as its President. Pallets R Us, Inc. is an industrial pallet manufacturer servicing the tri-state area of New York, New Jersey, Connecticut and Pennsylvania since 1984.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2017.

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

Summary Compensation Table

							Non-equity	Change in pension value and nonqualified
Name and principal				Stock		Option	incentive plan	deferred compensation	All other
position	Year	Salary	Bonus	awards		awards	compensation	earnings	compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President	2011-2017	0	0	0		0	0	0	0	0
Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Former CFO	2011-2017	0	0	0		0	0	0	0	0

(1)	Valuation of the shares granted to executives was based upon the fair value of the shares when granted pursuant to FASB ASC Topic 718. Shares were granted and delivered at the time of the incorporation of the Company and were for services rendered to the Company in the development of the business plan and for services to the Company in the performance of duties as officers and directors of the Company. The shares were valued at $.001 per share. We have made no provisions for cash compensation to its officers and directors. Management received 41,000,000 shares of common stock as compensation for contributing the business plan to the Company and for services. These 41,000,000 shares have been accepted as full compensation for management’s services for the first year of operation. The amounts listed in the Stock Awards column above have been calculated based upon the aggregate grant date value computed in accordance with FASB ASC Topic 718.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of Empire Global Gaming, Inc.’s Common Stock as of December 31, 2017, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

	Number of Shares Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner	Owned	Owned (1)

Nicholas Sorge, Sr. (2) 555 Woodside Ave.
Bellport New York 11713	40,000,000	69.8%

Dolores Marsh (3)
555 Woodside Ave.
Bellport New York 11713	1,040,000	1.8%

Officers and Directors as a Group	41,040,000	71.6%

(1)	The above table is based on 57,301,000 shares of Common Stock outstanding as of December 31, 2017.

(2)	Nicholas Sorge, Sr. is the President and Director of the Company. Mr. Sorge is the nephew of Dolores Marsh.

(3)	Dolores Marsh was the Secretary, Chief Financial Officer and Director of the Company through June 13, 2019. Ms. Marsh is the aunt of Mr. Sorge.

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

Nicholas Sorge, Sr. loaned the Company the sum of $128,820 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

Dolores Marsh loaned the Company the sum of $25,100 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

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

Our Board of Directors has determined that neither Mr. Sorge nor Mr. Douglass are independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Prager Metis CPA’s, LLC during the year ended December 31, 2017 was $12,500. The aggregate fees billed by Paritz & Company, P.A. during the year ended December 31, 2016 was $11,535. These fees were for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings.

Audit-Related Fees

Prager Metis CPA’s, LLC and Paritz & Company, P.A. did not provide and did not bill and were not paid any fees for, audit-related services in the years ended December 31, 2017 and 2016, respectively.

Tax Fees

Prager Metis CPA’s, LLC and Paritz & Company, P.A. did not provide, and did not bill and were not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2017 and 2016, respectively.

All Other Fees

Prager Metis CPA’s, LLC and Paritz & Company, P.A. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2017 and 2016, respectively.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre- approve any other significant compensation to be paid to the independent registered public accounting firm. No other significant compensation services were performed for us by Prager Metis CPA’s, LLC and Paritz & Company, P.A. during 2017 and 2016, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Statements of Operations for the years ended December 31, 2017 and 2016; (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2017 and 2016; (iv) Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 2019.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ A. Stone Douglass,
A. Stone Douglass, Chief Executive Officer and Director

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr., President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ A. Stone Douglass	Chief Executive Officer and	June 27, 2019
A. Stone Douglass	Director

/s/ Nicholas Sorge, Sr.	President and	June 27, 2019
Nicholas Sorge, Sr.	Director