Form 10-Q
period 2018-06-30
Empire Global Gaming, Inc.
filed 2019-06-28
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2018

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
EXHIBITS

i

EMPIRE GLOBAL GAMING, INC.

Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash	$555	$1,746
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$555	$1,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19	$21
Accrued interest	19,372	16,286
Notes payable - related parties	156,920	153,920
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	176,311	170,227

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 57,301,000 shares issued and outstanding, respectively	57,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(897,156)	(889,881)
TOTAL STOCKHOLDERS’ DEFICIT	(175,756)	(168,481)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$555	$1,746

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET REVENUES:
Revenues, net	$-	$18	$-	$50
TOTAL NET REVENUES	-	18	-	50

OPERATING EXPENSES:
General and administrative expenses	1,969	7,252	4,189	8,928
TOTAL OPERATING EXPENSES	1,969	7,252	4,189	8,928

LOSS FROM OPERATIONS	(1,969)	(7,234)	(4,189)	(8,878)

OTHER EXPENSE:
Interest expense	(1,558)	(1,646)	(3,086)	(2,954)
TOTAL OTHER EXPENSE	(1,558)	(1,646)	(3,086)	(2,954)

NET LOSS	$(3,527)	$(8,880)	$(7,275)	$(11,832)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	57,301,000	57,301,000	57,301,000	57,301,000

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,275)	$(11,832)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2)	10,014
Accrued interest	3,086	2,954

NET CASH USED IN OPERATING ACTIVITIES	(4,191)	(18,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	3,000	18,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000	18,100

Net decrease in cash	(1,191)	(792)

Cash, beginning of year	1,746	2,239

Cash, end of period	$555	$1,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2017.

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

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2018 and December 31, 2017, the Company has established, based on a review of its outstanding balances, that no allowance is necessary.

CASH

The Company considers highly liquid investments with original maturities of six months or less when purchased as cash equivalents. The Company had no cash equivalents as of June 30, 2018 and December 31, 2017. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At June 30, 2018 and December 31, 2017, the Company had $0 over the insurable limit.

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

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed financial statements, as the Company did not have income through June 30, 2018. There were no uncertain tax positions that would require recognition in the unaudited condensed financial statements through June 30, 2018.

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

For the six months ended June 30, 2018 and 2017, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $7,275 and $11,832 during the six months ended June 30, 2018 and 2017, respectively. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited condensed balance sheet date. As of June 30, 2018 and December 31, 2017, the Company had working capital deficits of $175,756 and $168,481, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – INCOME (LOSS) PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of June 30, 2018as it is anti-dilutive. For the six months ended June 30, 2018 and 2017, the Company had no dilutive securities.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. The notes payable had unpaid balance of $156,920 as of June 30, 2018 and $153,920 as of December 31, 2017.

The Company borrowed $3,000 and $18,100 from stockholders during the six months ended June 30, 2018 and 2017, respectively.

The Company recorded interest expense of $3,086 and $2,954 for the six months ended June 30, 2018 and 2017, respectively, for these notes payable. Accrued interest related to these notes payable were $19,372 and $16,286 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2018 and December 31, 2017, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 57,301,000 and 57,301,000 shares are issued and outstanding, respectively.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2018 since the Company has had minimal revenues and accumulated deficit of $897,156 through June 30, 2018. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

The following table summarizes the results of our operations during the three months ended June 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	June 30, 2018	June 30, 2017	Variance	Percentage
Revenue	$-	$18	$(18)	-100.00%
Operating expenses	(1,969)	(7,252)	5,283	-72.85%
Interest expense	(1,558)	(1,646)	88	-5.35%
Net loss	$(3,527)	$(8,880)	$5,353	-60.28%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $3,527 for the three months ended June 30, 2018 compared to the net loss of $8,880 for the same period in 2017 was primarily attributable to a write off of accrued expenses of $1,646, and a decrease in professional fees of $6,763.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

The following table summarizes the results of our operations during the six months ended June 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s six month period to the prior year’s six month period:

	Six Months Ended:
	June 30, 2018	June 30, 2017	Variance	Percentage
Revenue	$-	$50	$(50)	-100.00%
Operating expenses	(4,189)	(8,928)	4,739	-53.08%
Interest expense	(3,086)	(2,954)	(132)	4.47%
Net loss	$(7,275)	$(11,832)	$4,557	-38.51%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $7,275 for the six months ended June 30, 2018 compared to the net loss of $11,832 for the same period in 2017 was primarily attributable to a write off of accrued expenses of $1,646, an increase in meals and entertainment of $1,024, a decrease in professional fees of $7,180, and an increase in interest expense of $132.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2017 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended June 30, 2018, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Unaudited Condensed Statement of Operations for the six months ended June 30, 2018 and 2017; (iii) Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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