Form 10-K
period 2018-12-31
Empire Global Gaming, Inc.
filed 2019-07-30
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from ________________to _______________

Commission File Number: 000-54908

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

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates): $1,967,975

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 257,301,000 shares of common stock as of December 31, 2018.

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

Lottopick3

We have developed a website (www.lottopick3.com) which provides analytical data to consumers on several different lottery type games. This service has been the major source of earning revenues for the Company. This program is not a gambling/consulting program. It is strictly an analysis program. We do not offer any advice one way or the other. It offers an in depth breakdown of all the previous numbers that have been drawn in all states that have the pick 3 games. The software breaks things down into all the possible categories and shows any types of trends that may occur. The program also comes with printable charts that show exactly which numbers fall under every category.

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

Board of Directors

As of December 31, 2017, Nicholas Sorge, Sr. was the President and Director and Dolores Marsh was the Chief Financial Officer, Secretary and Director. On December 6, 2018, the Board of Directors approved and authorized the appointment of A. Stone Douglass as Chief Executive Officer, Secretary and Chairman of the Board of Directors. Nicholas Sorge Sr. remains the President and a Director, as well as the interim Chief Financial Officer. Dolores Marsh stepped down as an officer and Director of the Company. We have not employed additional people either on a full time or part time basis.

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

Results of Operations

Year ended December 31, 2018 Compared to the year ended December 31, 2017

For the year ended December 31, 2018, we had fee income of $0, as compared to $69 in fee income for the year ended December 31, 2017.

General and Administrative Expenses

During the year ended December 31, 2018, general and administrative expenses were $220,315, consisting primarily of professional fees, as compared to $13,569 for year ended December 31, 2017. The increase of $206,746 was primarily due to stock compensation expense of $200,000.

Interest Expense

During the year ended December 31, 2018, interest expense was $6,390 as compared to $6,023 for year ended December 31, 2017. The increase of $366 was primarily due to an increase in accrued interest due to additional proceeds from related parties.

Net Loss

Our net loss was $226,705 for the year ended December 31, 2018 as compared to a loss of $19,523 for the year ended December 31, 2017. The increase is primarily due to the reasons referred to above.

Liquidity and Capital Resources

As of December 31, 2018, we had a stockholders’ deficit of $195,186 and negative working capital of $195,186 compared to stockholders’ deficit of $168,481 and negative working capital of $168,481 at December 31, 2017. Cash was $10 as of December 31, 2018, as compared to $1,746 at December 31, 2017. This decrease in our working capital was primarily attributable to the decrease of cash of $1,736, the increase in accrued interest due of $6,390, the decrease in accounts payable and accrued expenses of $21, an increase in notes payable – related parties of $5,100 and an increase in notes payable of $13,500. The net loss for the year ended 2018 was primarily due to stock based compensation of $200,000.

Net cash used in operations during 2018 was $20,336 compared with $23,593 used in operations during 2017. Cash used in operations during 2018 was primarily due to the net loss in the period, issuance of common stock for services and changes in current liabilities.

Net cash provided by financing activities was $18,600 in 2018 and $23,100 in 2017, which was the result of proceeds from stockholders loans.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Going Concern

Our auditors have issued a going concern opinion regarding our financial statements in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated minimal revenues, has experienced recurring net operating losses since inception and had negative working capital of $195,186 and stockholders’ deficit of $195,186 at December 31, 2018. Because of these factors, among others, our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

To the Board of Directors and

Stockholders of Empire Global Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Empire Global Gaming, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has generated minimal revenue since inception, has experienced recurring operating losses since inception and negative working capital of $195,186 and stockholders’ deficit of $195,186 at December 31, 2018. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, NJ

July 29, 2019

Empire Global Gaming, Inc.

BALANCE SHEETS

	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$10	$1,746
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$10	$1,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$21
Accrued interest	22,676	16,286
Notes payable - related parties	159,020	153,920
Note payable - other	13,500	-
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	195,196	170,227

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 257,301,000 and 57,301,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	257,301	57,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(1,116,586)	(889,881)
TOTAL STOCKHOLDERS’ DEFICIT	(195,186)	(168,481)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10	$1,746

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

NET REVENUES:
Revenues	$-	$69
TOTAL NET REVENUES	-	69

OPERATING EXPENSES:
General and administrative expenses	220,315	13,569
TOTAL OPERATING EXPENSES	220,315	13,569

LOSS FROM OPERATIONS	(220,315)	(13,500)

OTHER EXPENSE :
Interest expense	(6,390)	(6,023)
TOTAL OTHER EXPENSE	(6,390)	(6,023)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(226,705)	(19,523)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(226,705)	$(19,523)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	71,547,575	57,301,000

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2016	57,301,000	$57,301	$664,099	$(870,358)	$(148,958)

Net loss	-	-	-	(19,523)	(19,523)

Balances, December 31, 2017	57,301,000	$57,301	$664,099	$(889,881)	$(168,481)

Issuance of common stock for services	200,000,000	200,000	-	-	200,000

Net loss	-	-	-	(226,705)	(226,705)

Balances, December 31, 2018	257,301,000	$257,301	$664,099	$(1,116,586)	$(195,186)

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,705)	$(19,523)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Issuance of common stock for services	200,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(21)	(10,093)
Accrued interest	6,390	6,023

NET CASH USED IN OPERATING ACTIVITIES	(20,336)	(23,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	5,100	23,100
Proceeds from notes payable - other	13,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,600	23,100

Net decrease in cash	(1,736)	(493)

Cash, beginning of year	1,746	2,239

Cash, end of year	$10	$1,746

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Advertising

The Company expenses advertising when incurred. The Company has incurred no advertising expenses for the years ended December 31, 2018 and 2017, respectively.

Basis of Presentation

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

EMPIRE GLOBAL GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has no assets or liabilities valued at fair value on a recurring basis.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

ASC 606 prescribes a five step process to achieve its core principle. The Company recognizes revenue from product sales as follows:

I. Identify the contract with the customer.

II. Identify the contractual performance obligations.

III. Determine the amount of consideration/price for the transaction.

IV. Allocate the determined amount of consideration/price to the contractual obligations.

V. Recognize revenue when or as the performing party satisfies performance obligations.

The consideration/price for the transaction (performance obligation(s)) is determined as per the invoice for the products.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2018 and 2017.

We maintain cash balances at highly-rated financial institutions in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2018 and 2017, we had no account balances over federally insured limits.

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

For the years ended December 31, 2018 and 2017, the Company had $200,000 and $0 in stock based compensation, respectively.

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of December 31, 2018 as it is anti-dilutive. There were no potentially dilutive common shares for the years ended December 31, 2018 and 2017.

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

EMPIRE GLOBAL GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues since inception, has experienced recurring operating losses since inception and had negative working capital of $195,186 and stockholders’ deficit of $195,186 at December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company will need to raise funds or implement its business plan to continue operations.

The Company’s present plans, the realization of which cannot be assured to overcome these difficulties include, but are not limited to, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

To overcome a going concern the Company is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. INCOME TAXES

The components of the Company’s deferred tax asset are as follows:

	December 31, 2018	December 31, 2017
Net operating loss carry forward	$317,066	$311,458
Valuation allowance	(317,066)	(311,458)
Net deferred tax asset	$-	$-

The Company had a net operating loss carryforward of approximately $917,000 and $890,000 for the years ended December 31, 2018 and 2017, which carryforward indefinitely. The net operating losses may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations.

The reconciliation of income tax rate at the U.S. statutory rate of 21% and 35% to the Company’s effective tax rate is as follows:

	2018	2017
US Statutory rate	21%	35%
Valuation allowance	-21%	-35%
Income tax provision	-	-

The Company files income tax returns in the United States. The Company has filed its U.S. federal return for the year ended December 31, 2018 in 2019, and as a result the U.S. federal returns for 2018, 2017 and 2016 will be considered as open tax years subject to examination. No tax returns are currently under examination by any tax authorities. The Company has not accrued any additional interest or penalties for the delinquency of outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

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

NOTE 4. NOTES PAYABLE - RELATED PARTY

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and became due on December 31, 2018. The notes payable had unpaid balance of $159,020 and $153,920 as of December 31, 2018 and 2017, respectively, and are currently in default.

The Company borrowed $5,100 and $23,100 from directors during the years ended December 31, 2018 and 2017, respectively.

The Company recorded interest expense of $6,275 and $6,023 for these notes payable for the year ended December 31, 2018 and 2017, respectively and the balances of accrued interest were $22,561 and $16,286 as of December 31, 2018 and 2017, respectively.

NOTE 5. NOTES PAYABLE - OTHER

On December 1, 2018 the Company issued a grid note payable to a third party for $13,500 which were used for professional fees. The note bears interest at 10% per annum and is due on December 31, 2019. The note payable had an unpaid principal balance of $13,500 and accrued interest of $115 as of December 31, 2018.

NOTE 6. EQUITY

Common Stock

On December 6, 2018, the Company approved the issuance of 200,000,000 shares of its common stock, par value $0.001, for the appointment of the Company’s Chief Executive Officer. The Company has recorded this transaction as Stock Compensation Expense at a value of $200,000, or $0.001 per share.

As of December 31, 2018 and 2017, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 257,301,000 and 57,301,000 shares are issued and outstanding, respectively.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these unaudited condensed financial statements, has determined that no additional disclosures are required.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which were used for professional fees. The note bears interest at 10% per annum and is due on December 31, 2019.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2018. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

The specific material weakness identified by the Company’s management as of December 31, 2018 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
A. Stone Douglass	71	Chief Executive Officer & Director	December 2018
Nicholas Sorge, Sr.	53	President & Director	May 2010

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2018.

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

Summary Compensation Table

Name and principal				Stock		Option	Non-equity incentive plan	Change in pension value and nonqualified deferred	All other
position	Year	Salary	Bonus	awards		awards	compensation	compensation	compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
A. Stone Douglass (2)	2018	0	0	$200,000	(1)	0	0	0	0	$200,000
Chief Executive Officer

Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President	2011-2018	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial Officer	2011-2018	0	0	0		0	0	0	0	0

(1)	Valuation of the shares granted to executives was based upon the fair value of the shares when granted pursuant to FASB ASC Topic 718. Shares were granted and delivered at the time of the incorporation of the Company and were for services rendered to the Company in the development of the business plan and for services to the Company in the performance of duties as officers and directors of the Company. The shares were valued at $.001 per share. We have made no provisions for cash compensation to its officers and directors. Management received 241,000,000 shares of common stock as compensation for contributing the business plan to the Company and for services. These 241,000,000 shares have been accepted as full compensation for management’s services for the first year of operation. The amounts listed in the Stock Awards column above have been calculated based upon the aggregate grant date value computed in accordance with FASB ASC Topic 718.
(2)	The shares awarded to A. Stone Douglass were issued to Perfetto Investment IDF, LLC, of which Mr. Douglass is the general partner.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
A. Stone Douglass (2)	200,000,000	69.8%
1313 Torrey Pines
LaJolla, CA 92037

Nicholas Sorge, Sr. (3)	40,000,000	15.55%
555 Woodside Ave.
Bellport New York 11713

Officers and Directors as a Group	240,000,000	71.6%

(1)	The above table is based on 257,301,000 shares of Common Stock outstanding as of December 31, 2018.

(2)	A. Stone Douglass is the Chief Executive Officer of the Company and the general partner of Perfetto Investment LLC.

(3)	Nicholas Sorge, Sr. is the President and Director of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

Since the beginning of the 2012 fiscal year, the following transactions, series of similar transactions, currently proposed transactions, or series of currently proposed similar transactions, to which we were or are to be a party, in which the amount involved exceeded either $120,000 or one percent of the average of our total assets at the year-end of our last two fiscal years, whichever is less, and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our Common Stock, or any member of the immediate family of any of the foregoing persons is a party is as follows:

Nicholas Sorge, Sr. loaned the Company the sum of $133,920 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018.

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

Our Board of Directors has determined that neither Mr. Douglass nor Mr. Sorge are independent directors.

Item 14. Principal Accounting Fees and Services. Audit Fees

The aggregate fees billed by Prager Metis CPA’s, LLC during the years ended December 31, 2018 and 2017 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $6,000 and $12,500, respectively.

Audit-Related Fees

Prager Metis CPA’s, LLC did not provide and did not bill and it was not paid any fees for, audit-related services in the years ended December 31, 2018 and 2017.

Tax Fees

Prager Metis CPA’s, LLC did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2018 and 2017.

All Other Fees

Prager Metis CPA’s, LLC did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2018 and 2017.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre- approve any other significant compensation to be paid to the independent registered public accounting firm. No other significant compensation services were performed for us by Prager Metis CPA’s, LLC during 2018 and 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Statements of Operations for the years ended December 31, 2018 and 2017; (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2018 and 2017; (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 2019.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ A. Stone Douglass,
A. Stone Douglass, Chief Executive Officer and Director

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr., President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ A. Stone Douglass	Chief Executive Officer and	July 29, 2019
A. Stone Douglass	Director

/s/ Nicholas Sorge, Sr.	President and	July 29, 2019
Nicholas Sorge, Sr.	Director