Form 10-Q
period 2019-03-31
Empire Global Gaming, Inc.
filed 2019-08-06
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2019

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EMPIRE GLOBAL GAMING, INC.

Table of Contents

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1 - 10
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 12
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4 CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	14
ITEM 1A. RISK FACTORS	14
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4. MINE SAFETY DISCLOSURES	14
ITEM 5. OTHER INFORMATION	14
ITEM 6. EXHIBITS	14
SIGNATURES	15
EXHIBITS

i

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Balance Sheets

	March 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$543	$10
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$543	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued interest	$24,588	22,676
Notes payable - related parties	161,020	159,020
Notes payable - other	13,500	13,500
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	199,108	195,196

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 257,301,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	257,301	257,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(1,119,965)	(1,116,586)
TOTAL STOCKHOLDERS' DEFICIT	(198,565)	(195,186)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$543	$10

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Statements of Operations

	Three Months Ended March 31,
	2019	2018

NET REVENUES:
Revenues, net	$-	$-
TOTAL NET REVENUES	-	-

OPERATING EXPENSES:
General and administrative expenses	1,467	2,220
TOTAL OPERATING EXPENSES	1,467	2,220

LOSS FROM OPERATIONS	(1,467)	(2,220)

OTHER EXPENSE :
Interest expense	(1,912)	(1,528)
TOTAL OTHER EXPENSE	(1,912)	(1,528)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,379)	(3,748)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,379)	$(3,748)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	257,301,000	57,301,000

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Statements of Stockholders’ Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2018	257,301,000	$257,301	$664,099	$(1,116,586)	$(195,186)

Net loss	-	-	-	(3,379)	(3,379)

Balances, March 31, 2019	257,301,000	$257,301	$664,099	$(1,119,965)	$(198,565)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2017	57,301,000	$57,301	$664,099	$(889,881)	$(168,481)

Net loss	-	-	-	(3,748)	(3,748)

Balances, March 31, 2018	57,301,000	$57,301	$664,099	$(893,629)	$(172,229)

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,379)	$(3,748)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	(2)
Accrued interest	1,912	1,528

NET CASH USED IN OPERATING ACTIVITIES	(1,467)	(2,222)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	2,000	1,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	1,400

Net increase (decrease) in cash	533	(822)

Cash, beginning of year	10	1,746

Cash, end of period	$543	$924

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2018.

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

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2019 and December 31, 2018, the Company has established, based on a review of its outstanding balances, that no allowance is necessary.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of March 31, 2019 and December 31, 2018. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At March 31, 2019 and December 31, 2018, the Company had $0 over the insurable limit.

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

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed financial statements, as the Company did not have income through March 31, 2019. There were no uncertain tax positions that would require recognition in the unaudited condensed financial statements through March 31, 2019.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination as of December 31, 2018.

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

RECOGNITION OF REVENUE

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

For the three months ended March 31, 2019 and 2018, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $3,379 and $3,748 during the three months ended March 31, 2019 and 2018, respectively. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited condensed balance sheet date. As of March 31, 2019 and December 31, 2018, the Company had working capital deficits of $198,565 and $195,186, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of March 31, 2019 as it is anti-dilutive. For the three months ended March 31, 2019 and 2018, the Company had no dilutive securities.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. One of these notes was paid in full in June 2019 (see Note 8), and the other note was extended to December 31, 2019. The notes payable had unpaid balance of $161,020 as of March 31, 2019 and $159,020 as of December 31, 2018.

The Company borrowed $2,000 and $1,400 from stockholders during the three months ended March 31, 2019 and 2018, respectively.

The Company recorded interest expense of $1,580 and $1,528 for the three months ended March 31, 2019 and 2018, respectively, for these notes payable. Accrued interest related to these notes payable were $24,140 and $22,561 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 6 – NOTES PAYABLE - OTHER

On December 1, 2018 the Company issued a grid note payable to a third party for $13,500 which were used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. The note payable had an unpaid balance of $13,500 and $13,500, and accrued interest of $448 and $115 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 7 – EQUITY

Common Stock

On December 6, 2018, the Company approved the issuance of 200,000,000 shares of its common stock, par value $0.001, for the appointment of the Company’s Chief Executive Officer. The Company has recorded this transaction as Stock Compensation Expense at a value of $200,000, or $0.001 per share.

As of March 31, 2019 and December 31, 2018, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 257,301,000 and 257,301,000 shares are issued and outstanding, respectively.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Financial Statements

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these unaudited condensed financial statements, has determined that no additional disclosures are required.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which were used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2019 since the Company has had minimal revenues and accumulated deficit of $1,119,965 through March 31, 2019. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2019, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2019, we will continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

The following table summarizes the results of our operations during the three months ended March 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	March 31, 2019	March 31, 2018	Variance	Percentage
Revenue	$-	$-	$-	0.00%
Operating expenses	(1,467)	(2,220)	753	-33.92%
Interest expense	(1,912)	(1,528)	(384)	25.13%
Net loss	$(3,379)	$(3,748)	$369	-9.85%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $3,379 for the three months ended March 31, 2019 compared to the net loss of $3,748 for the same period in 2018 was primarily attributable to a decrease in meals and entertainment of $1,024.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2018 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended March 31, 2019, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Unaudited Condensed Statement of Operations for the three months ended March 31, 2019 and 2018; (iii) Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: August 6, 2019	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Director

Dated: August 6, 2019	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
President, Interim Chief Financial Officer and Director