Form 10-Q
period 2019-06-30
Empire Global Gaming, Inc.
filed 2019-08-06
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2019

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

There were 257,301,000 shares of common stock outstanding as of June 30, 2019.

EMPIRE GLOBAL GAMING, INC.

Table of Contents

Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1 - 9
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 - 11
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4 CONTROLS AND PROCEDURES	12

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	13
ITEM 1A. RISK FACTORS	13
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4. MINE SAFETY DISCLOSURES	13
ITEM 5. OTHER INFORMATION	13
ITEM 6. EXHIBITS	13
SIGNATURES	14
EXHIBITS

i

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Balance Sheets

	June 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$1,992	$10
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$1,992	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,930	$-
Accrued interest	22,491	22,676
Notes payable - related parties	167,393	159,020
Notes payable - other	25,574	13,500
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	223,388	195,196

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 257,301,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	257,301	257,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(1,142,796)	(1,116,586)
TOTAL STOCKHOLDERS' DEFICIT	(221,396)	(195,186)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,992	$10

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

NET REVENUES:
Revenues, net	$-	$-	$-	$-
TOTAL NET REVENUES	-	-	-	-

OPERATING EXPENSES:
General and administrative expenses	20,755	1,969	22,222	4,189
TOTAL OPERATING EXPENSES	20,755	1,969	22,222	4,189

LOSS FROM OPERATIONS	(20,755)	(1,969)	(22,222)	(4,189)

OTHER EXPENSE :
Interest expense	(2,076)	(1,558)	(3,988)	(3,086)
TOTAL OTHER EXPENSE	(2,076)	(1,558)	(3,988)	(3,086)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(22,831)	(3,527)	(26,210)	(7,275)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(22,831)	$(3,527)	$(26,210)	$(7,275)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	257,301,000	57,301,000	257,301,000	57,301,000

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Statements of Stockholders’ Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2018	257,301,000	$257,301	$664,099	$(1,116,586)	$(195,186)

Net loss	-	-	-	(26,210)	(26,210)

Balances, June 30, 2019	257,301,000	$257,301	$664,099	$(1,142,796)	$(221,396)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2017	57,301,000	$57,301	$664,099	$(889,881)	$(168,481)

Net loss	-	-	-	(7,275)	(7,275)

Balances, June 30, 2018	57,301,000	$57,301	$664,099	$(897,156)	$(175,756)

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,210)	$(7,275)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,930	(2)
Accrued interest	3,988	3,086

NET CASH USED IN OPERATING ACTIVITIES	(14,292)	(4,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	4,200	3,000
Proceeds from notes payable - other	12,074	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,274	3,000

Net increase (decrease) in cash	1,982	(1,191)

Cash, beginning of year	10	1,746

Cash, end of period	$1,992	$555

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Accrued interest converted to principal on note payable	$4,173	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2018.

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

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2019 and December 31, 2018, the Company has established, based on a review of its outstanding balances, that no allowance is necessary.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of June 30, 2019 and December 31, 2018. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At June 30, 2019 and December 31, 2018, the Company had $0 over the insurable limit.

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

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed financial statements, as the Company did not have income through June 30, 2019. There were no uncertain tax positions that would require recognition in the unaudited condensed financial statements through June 30, 2019.

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

For the six months ended June 30, 2019 and 2018, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $26,210 and $7,275 during the six months ended June 30, 2019 and 2018, respectively. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited condensed balance sheet date. As of June 30, 2019 and December 31, 2018, the Company had working capital deficits of $221,396 and $195,186, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 –LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of June 30, 2019 as it is anti-dilutive. For the six months ended June 30, 2019 and 2018, the Company had no dilutive securities.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. One of these notes was paid in full in June 2019 (see below), and the other note was extended to December 31, 2019. The notes payable had an unpaid balance of $167,393 as of June 30, 2019 and $159,020 as of December 31, 2018.

The Company borrowed $4,200 and $1,400 from stockholders during the six months ended June 30, 2019 and 2018, respectively.

On June 6, 2019, the President of the Company assumed the debt of a related party note totaling $29,273, of which $25,100 was principal and $4,173 was accrued interest. The related party note was paid in full by the President and was added to his note balance.

The Company recorded interest expense of $3,208 and $3,086 for the six months ended June 30, 2019 and 2018, respectively, for these notes payable. Accrued interest related to these notes payable were $21,596 and $22,561 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 6 – NOTES PAYABLE - OTHER

On December 1, 2018 the Company issued a grid note payable to a third party for $13,500 which were used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. On April 23, 2019 the Company received additional proceeds of $1,956 which the Company used for filing fees. The note payable had an unpaid principal balance of $15,456 and $13,500, and accrued interest of $820 and $115 as of June 30, 2019 and December 31, 2018, respectively.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which were used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. The note payable had an unpaid principal balance of $10,118 and accrued interest of $75 as of June 30, 2019.

NOTE 7 – EQUITY

Common Stock

On December 6, 2018, the Company approved the issuance of 200,000,000 shares of its common stock, par value $0.001, for the appointment of the Company’s Chief Executive Officer. The Company has recorded this transaction as Stock Compensation Expense at a value of $200,000, or $0.001 per share.

As of June 30, 2019 and December 31, 2018, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 257,301,000 and 257,301,000 shares are issued and outstanding, respectively.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2019 since the Company has had minimal revenues and accumulated deficit of $1,142,796 through June 30, 2019. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

The following table summarizes the results of our operations during the three months ended June 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	June 30, 2019	June 30, 2018	Variance	Percentage
Revenue	$-	$-	$-	0.00%
Operating expenses	(20,755)	(1,969)	(18,786)	954.09%
Interest expense	(2,076)	(1,558)	(518)	33.25%
Net loss	$(22,831)	$(3,527)	$(19,304)	547.32%

Loss per share of common stock	$(0.00)	$(0.00)	$(0.00)

The variance between the net loss of $22,831 for the three months ended June 30, 2019 compared to the net loss of $3,527 for the same period in 2018 was primarily attributable to an increase in professional fees of $18,626.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

The following table summarizes the results of our operations during the six months ended June 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s six month period to the prior year’s six month period:

	Six Months Ended:
	June 30, 2019	June 30, 2018	Variance	Percentage
Revenue	$-	$-	$-	0.00%
Operating expenses	(22,222)	(4,189)	(18,033)	430.48%
Interest expense	(3,988)	(3,086)	(902)	29.23%
Net loss	$(26,210)	$(7,275)	$(18,935)	260.27%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $26,210 for the six months ended June 30, 2019 compared to the net loss of $7,225 for the same period in 2018 was primarily attributable to an increase in professional fees of $18,699.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2018 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended June 30, 2019, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Unaudited Condensed Statement of Operations for the six months ended June 30, 2019 and 2018; (iii) Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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