Form 10-K
period 2019-12-31
Empire Global Gaming, Inc.
filed 2020-03-30
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2019

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____________ to_____________

Commission File Number: 000-54908

EMPIRE GLOBAL GAMING, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2529852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 South Service Road, Ste 100 Roslyn Heights, New York	11713
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (631) 769-4222

n/a

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

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates): $155,709

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 257,301,000 shares of common stock as of March 18, 2020.

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

Roulette

The Company has the exclusive rights through an exclusive license agreement to four U.S. Patents related to “roulette” that cover fourteen different roulette games via an Exclusive License Agreement granted by our President and Director (Mr. Nicholas Sorge Sr.), to market, sell, distribute and sublicense these patented roulette games. We expect to license these games for royalties to casinos throughout the world after obtaining approval from the appropriate regulatory agency in each state or country, as is applicable. We will also offer the casinos to purchase equipment with the new roulette game attributes and the table felt with the new number configurations from their own sources. We do not intend, at this time, to manufacture any equipment or products.

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

Board of Directors

As of December 5, 2018, Nicholas Sorge, Sr. was the President and Director and Dolores Marsh was the Chief Financial Officer, Secretary and Director. On December 6, 2018, the Board of Directors approved and authorized the appointment of A. Stone Douglass as Chief Executive Officer, Secretary and Chairman of the Board of Directors. Nicholas Sorge Sr. remains the President and a Director, as well as the interim Chief Financial Officer. Dolores Marsh stepped down as an officer and Director of the Company. We have not employed additional people either on a full time or part time basis.

Corporate Information

Our principal executive offices are located at 200 South Service Road, Ste 100, Roslyn Heights, NY 11577. Our telephone number is 631-769-4222.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company has office space at 200 South Service Road, Ste 100, Roslyn Heights, NY 11577 which is provided at no cost to the Company by our President, Nicholas Sorge, Sr.

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

Results of Operations

Year ended December 31, 2019 Compared to the year ended December 31, 2018

Revenues

The Company did not generate revenues for the years ending December 31, 2019 and 2018.

General and Administrative Expenses

During the year ended December 31, 2019, general and administrative expenses were $33,701, consisting primarily of professional fees, as compared to $220,315 for year ended December 31, 2018. The decrease of $186,614 was primarily due to stock compensation expense of $200,000 in 2018.

Interest Expense

During the year ended December 31, 2019, interest expense was $9,169 as compared to $6,390 for year ended December 31, 2018. The increase of $2,779 was primarily due to an increase in accrued interest due to additional proceeds from third parties.

Net Loss

Our net loss was $42,870 for the year ended December 31, 2019 as compared to a loss of $226,705 for the year ended December 31, 2018. The increase is primarily due to the reasons referred to above.

Liquidity and Capital Resources

As of December 31, 2019, we had a stockholders’ deficit of $238,056 and negative working capital of $238,056 compared to stockholders’ deficit of $195,186 and negative working capital of $195,186 at December 31, 2018. Cash was $3,113 as of December 31, 2019, as compared to $10 at December 31, 2018. This decrease in our working capital was primarily attributable to the increase of cash of $3,103, the increase in accrued interest due of $4,997, the increase in accounts payable and accrued expenses of $2,130, an increase in notes payable – related parties of $8,373 and an increase in notes payable of $30,473. The net loss for the year ended 2019 was primarily due to professional fees of $29,261.

Net cash used in operations during 2019 was $31,570 compared with $20,336 used in operations during 2018. Cash used in operations during 2019 was primarily due to the net loss in the period and changes in current liabilities.

Net cash provided by financing activities was $34,673 in 2019 and $18,600 in 2018, which was the result of proceeds from notes payable.

Going Concern

Our auditors have issued a going concern opinion regarding our financial statements in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated minimal revenues, has experienced recurring net operating losses since inception and had negative working capital of $238,056 and stockholders’ deficit of $238,056 at December 31, 2019. Because of these factors, among others, our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. Through capital influx from third party investors, the Company plans to spend on marketing for all current products to generate revenues, enter into license and royalty agreements with its patented products, as well as seek acquisitions that generate cash flows. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

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

To the Board of Directors and

Stockholders of Empire Global Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has generated minimal revenue since inception, has experienced recurring operating losses since inception and negative working capital of $238,056 and stockholders’ deficit of $238,056 at December 31, 2019. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, NJ

March 18, 2020

Empire Global Gaming, Inc.
BALANCE SHEETS

	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$3,113	$10
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$3,113	$10

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,130	$-
Accrued interest	2,701	115
Accrued interest - related parties	24,972	22,561
Notes payable - related parties	167,393	159,020
Notes payable - other	43,973	13,500
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	241,169	195,196

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 257,301,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	257,301	257,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(1,159,456)	(1,116,586)
TOTAL STOCKHOLDERS’ DEFICIT	(238,056)	(195,186)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,113	$10

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

NET REVENUES:
Revenues, net	$-	$-
TOTAL NET REVENUES	-	-

OPERATING EXPENSES:
General and administrative expenses	33,701	220,315
TOTAL OPERATING EXPENSES	33,701	220,315

LOSS FROM OPERATIONS	(33,701)	(220,315)

OTHER EXPENSE:
Interest expense	(2,586)	(115)
Interest expense - related parties	(6,583)	(6,275)
TOTAL OTHER EXPENSE	(9,169)	(6,390)

NET LOSS	$(42,870)	$(226,705)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	257,301,000	71,547,575

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2017	57,301,000	$57,301	$664,099	$(889,881)	$(168,481)

Issuance of common stock for services	200,000,000	200,000	-	-	200,000

Net loss	-	-	-	(226,705)	(226,705)

Balances, December 31, 2018	257,301,000	$257,301	$664,099	$(1,116,586)	$(195,186)

Net loss	-	-	-	(42,870)	(42,870)

Balances, December 31, 2019	257,301,000	$257,301	$664,099	$(1,159,456)	$(238,056)

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,870)	$(226,705)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Issuance of common stock for services	-	200,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,130	(21)
Accrued interest	2,586	115
Accrued interest - related parties	6,584	6,275

NET CASH USED IN OPERATING ACTIVITIES	(31,570)	(20,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	4,200	5,100
Proceeds from notes payable - other	30,473	13,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,673	18,600

Net increase (decrease) in cash	3,103	(1,736)

Cash, beginning of year	10	1,746

Cash, end of year	$3,113	$10

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Accrued interest converted to principal on note payable	$4,173	$-

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

Summary of Significant Accounting Policies

Cash

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of December 31, 2019 and 2018. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At December 31, 2019 and 2018, the Company had $0 over the insurable limit.

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

Revenue Recognition

The Company recognizes revenue under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

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

The Company derives its revenue from sale of gaming products and from fees earned for the use of its online lottery number selecting application. The Company recognizes revenue from product sales only when there is persuasive evidence of an arrangement, delivery has occurred, the sale price is determinable and collectability is reasonably assured and from fees as paid for in an online transaction. The Company had no revenue in 2019 and 2018.

EMPIRE GLOBAL GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long lived assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of FASB ASC 360-35, Property, Plant and Equipment, Subsequent Measurement (“ASC 360-35”). ASC 360-35 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Income Taxes

The Company utilizes the FASB ASC 740, Income Tax (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provision of FASB ASC 740-10-05, Accounting for Uncertainties in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018, the Company had $0 and $200,000 in stock based compensation, respectively.

EMPIRE GLOBAL GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of December 31, 2019 as it is anti-dilutive. There were no potentially dilutive common shares for the years ended December 31, 2019 and 2018.

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

EMPIRE GLOBAL GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues since inception, has experienced recurring operating losses since inception and had negative working capital of $238,056 and stockholders’ deficit of $238,056 at December 31, 2019. Cash on hand will not be sufficient to cover debt repayments, and operating expenses for at least twelve months from the unaudited condensed balance sheet date. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3. INCOME TAXES

The components of the Company’s deferred tax asset are as follows:

	December 31, 2019	December 31, 2018
Net operating loss carry forward	$14,611	$5,608
Valuation allowance	(14,611)	(5,608)
Net deferred tax asset	$-	$-

The Company had a net operating loss carryforward of approximately $1,159,456 and $1,116,586 for the years ended December 31, 2019 and 2018, of which $269,575 carryforward indefinitely and $889,881 carryforward 20 years. The net operating losses may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations.

The reconciliation of income tax rate at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2019	2018
US Statutory rate	21%	21%
Valuation allowance	-21%	-21%
Income tax provision	-	-

The Company files income tax returns in the United States. The Company has filed its U.S. federal return for the year ended December 31, 2019 in 2020, and as a result the U.S. federal returns for 2019, 2018 and 2017 will be considered as open tax years subject to examination. No tax returns are currently under examination by any tax authorities. The Company has not accrued any additional interest or penalties for the delinquency of outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

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

NOTE 4. NOTES PAYABLE - RELATED PARTY

The Company had notes payable to stockholders who are our president and former chief financial officer. The notes bear interest at 4% per annum and were due on December 31, 2018. One of these notes was paid in full in June 2019 (see below), and the other note was extended to December 31, 2020. The notes payable had an unpaid balance of $167,393 and $159,020 as of December 31, 2019 and 2018, respectively.

The Company borrowed $4,200 and $5,100 from stockholders during the years ended December 31, 2019 and 2018, respectively.

On June 6, 2019, the president of the Company assumed the debt of the former chief financial officer’s note totaling $29,273, of which $25,100 was principal and $4,173 was accrued interest. The former chief financial officer’s note was paid in full by the president and was added to his note balance.

The Company recorded interest expense of $6,583 and $6,275 for the years ended December 31, 2019 and 2018, respectively, for these notes payable. Accrued interest related to these notes payable were $24,972 and $22,561 as of December 31, 2019 and 2018, respectively.

NOTE 5. NOTES PAYABLE - OTHER

On December 1, 2018 the Company issued a grid note payable to a third party for $13,500 which was used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note has been extended to December 31, 2020. On April 23, 2019 the Company received additional proceeds of $1,956 which the Company used for filing fees. On August 5, 2019 the Company received additional proceeds of $8,799 which the Company used for filing fees. On September 10, 2019 the Company received additional proceeds of $2,000 which the Company used for working capital. On November 15, 2019 the Company received additional proceeds of $7,500 which the Company used for filing fees and working capital. The note payable had an unpaid principal balance of $33,755 and $13,500, and accrued interest of $2,115 and $115 as of December 31, 2019 and 2018, respectively.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which was used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note has been extended to December 31, 2020. On December 4, 2019 the Company received additional proceeds of $100 which the Company used to open a new bank account. The note payable had an unpaid principal balance of $10,218 and accrued interest of $586 as of December 31, 2019.

NOTE 6. EQUITY

Common Stock

On December 6, 2018, the Company approved the issuance of 200,000,000 shares of its common stock, par value $0.001, for the appointment of the Company’s Chief Executive Officer. The Company has recorded this transaction as Stock Compensation Expense at a value of $200,000, or $0.001 per share.

As of December 31, 2019 and 2018, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 257,301,000 and 257,301,000 shares are issued and outstanding, respectively.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2019, such disclosure controls and procedures were not effective to provide the reasonable assurance described above.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2019. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

The specific material weakness identified by the Company’s management as of December 31, 2019 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2019.

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

Summary Compensation Table

							Non-equity	Change in pension value and nonqualified
Name and				Stock		Option	incentive plan	deferred compensation	All other
principal position	Year	Salary	Bonus	awards		awards	compensation	earnings	compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
A. Stone Douglass (2)	2018	0	0	$200,000	(1)	0	0	0	0	$200,000
Chief Executive Officer	2019	0	0	0		0	0	0	0	0

Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President and CFO	2011-2019	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial Officer	2011-2018	0	0	0		0	0	0	0	0

(1)	Valuation of the shares granted to executives was based upon the fair value of the shares when granted pursuant to FASB ASC Topic 718. Shares were granted and delivered at the time of the incorporation of the Company and were for services rendered to the Company in the development of the business plan and for services to the Company in the performance of duties as officers and directors of the Company. The shares were valued at $0.001 per share. We have made no provisions for cash compensation to its officers and directors. Management received 241,000,000 shares of common stock as compensation for contributing the business plan to the Company and for services. These 241,000,000 shares have been accepted as full compensation for management’s services for the first year of operation. The amounts listed in the Stock Awards column above have been calculated based upon the aggregate grant date value computed in accordance with FASB ASC Topic 718.

(2)	The shares awarded to A. Stone Douglass were issued to Perfetto Investment IDF, LLC, of which Mr. Douglass is the general partner.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of Empire Global Gaming, Inc.’s Common Stock as of December 31, 2019, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)

A. Stone Douglass (2) 1313 Torrey Pines LaJolla, CA 92037	200,000,000	69.8%

Nicholas Sorge, Sr. (3) 7 Susan Ct. Deer Park, NY 11729	40,000,000	15.55%

Officers and Directors as a Group	240,000,000	71.6%

(1)	The above table is based on 257,301,000 shares of Common Stock outstanding as of December 31, 2019.

(2)	A. Stone Douglass is the Chief Executive Officer of the Company and the general partner of Perfetto Investment LLC.

(3)	Nicholas Sorge, Sr. is the President and Director of the Company.

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

Nicholas Sorge, Sr. loaned the Company the sum of $167,393 for monies to pay for various out of pocket expenses and to pay off a loan (see below). The loan was in the form of a note and due on December 31, 2019. This note was extended to December 31, 2020.

Dolores Marsh loaned the Company the sum of $25,100 for monies to pay for various out of pocket expenses. The loan was in the form of a note and due on December 31, 2018. On June 6, 2019, the Nicholas Sorge, Sr. assumed the debt of Dolores Marsh’s note totaling $29,273, of which $25,100 was principal and $4,173 was accrued interest. Dolores Marsh’s note was paid in full by Nicholas Sorge, Sr. and was added to his note balance.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Prager Metis CPA’s, LLC during the years ended December 31, 2019 and 2018 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $9,000 and $12,000, respectively.

Audit-Related Fees

Prager Metis CPA’s, LLC did not provide and did not bill and it was not paid any fees for, audit-related services in the years ended December 31, 2019 and 2018.

Tax Fees

Prager Metis CPA’s, LLC did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2019 and 2018.

All Other Fees

Prager Metis CPA’s, LLC did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2019 and 2018.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre- approve any other significant compensation to be paid to the independent registered public accounting firm. No other significant compensation services were performed for us by Prager Metis CPA’s, LLC during 2019 and 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018; (iv) Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2020.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ A. Stone Douglass,
A. Stone Douglass, Chief Executive Officer and Director

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr., President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ A. Stone Douglass	Chief Executive Officer and Director	March 30, 2020
A. Stone Douglass

/s/ Nicholas Sorge, Sr.	President and Director	March 30, 2020
Nicholas Sorge, Sr.