Form 10-Q
period 2020-06-30
Empire Global Gaming, Inc.
filed 2020-08-14
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2020

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

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 257,301,000 shares of common stock outstanding as of June 30, 2020.

EMPIRE GLOBAL GAMING, INC.
Table of Contents

i

EMPIRE GLOBAL GAMING, INC.
Unaudited Condensed Balance Sheets

	June 30,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash	$187	$3,113
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$187	$3,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$118	$2,130
Accrued interest	5,136	2,701
Accrued interest - related parties	28,292	24,972
Notes payable - related parties	167,393	167,393
Notes payable - other	52,973	43,973
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	253,912	241,169

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 257,301,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	257,301	257,301
Additional paid-in capital	664,099	664,099
Accumulated deficit	(1,175,125)	(1,159,456)
TOTAL STOCKHOLDERS’ DEFICIT	(253,725)	(238,056)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$187	$3,113

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.
Unaudited Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	1,124	20,755	9,912	22,222
TOTAL OPERATING EXPENSES	1,124	20,755	9,912	22,222

LOSS FROM OPERATIONS	(1,124)	(20,755)	(9,912)	(22,222)

OTHER EXPENSE:
Interest expense	(1,309)	(448)	(2,436)	(780)
Interest expense - related parties	(1,670)	(1,628)	(3,321)	(3,208)
TOTAL OTHER EXPENSE	(2,979)	(2,076)	(5,757)	(3,988)

NET LOSS	$(4,103)	$(22,831)	$(15,669)	$(26,210)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	257,301,000	257,301,000	257,301,000	257,301,000

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.
Unaudited Condensed Statements of Stockholders’ Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2019	257,301,000	$257,301	$664,099	$(1,159,456)	$(238,056)

Net loss	-	-	-	(11,566)	(11,566)

Balances, March 31, 2020	257,301,000	$257,301	$664,099	$(1,171,022)	$(249,622)

Net loss	-	-	-	(4,103)	(4,103)

Balances, June 30, 2020	257,301,000	$257,301	$664,099	$(1,175,125)	$(253,725)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2018	257,301,000	$257,301	$664,099	$(1,116,586)	$(195,186)

Net loss	-	-	-	(3,379)	(3,379)

Balances, March 31, 2019	257,301,000	$257,301	$664,099	$(1,119,965)	$(198,565)

Net loss	-	-	-	(22,831)	(22,831)

Balances, June 30, 2019	257,301,000	$257,301	$664,099	$(1,142,796)	$(221,396)

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.
Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,669)	$(26,210)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,012)	7,930
Accrued interest	2,435	3,988
Accrued interest - related parties	3,320	-

NET CASH USED IN OPERATING ACTIVITIES	(11,926)	(14,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	4,200
Proceeds from notes payable - other	9,000	12,074

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,000	16,274

Net (decrease) increase in cash	(2,926)	1,982

Cash, beginning of period	3,113	10

Cash, end of period	$187	$1,992

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Accrued interest converted to principal on note payable	$-	$4,173

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10K for the year ending December 31, 2019.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of June 30, 2020 and December 31, 2019. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At June 30, 2020 and December 31, 2019, the Company had $0 over the insurable limit.

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

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed financial statements, as the Company did not have income through June 30, 2020. There were no uncertain tax positions that would require recognition in the unaudited condensed financial statements through June 30, 2020.

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

For the six months ended June 30, 2020 and 2019, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $15,669 during the six months ended June 30, 2020. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited condensed balance sheet date. As of June 30, 2020, the Company had a working capital deficit of $253,725. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Quarterly Report on Form 10-Q, several states in the United States and elsewhere have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While the Company presently has no ongoing operations or employees, this situation could limit the market for a merger partner for a strategic business combination. Any of these uncertainties could have a material adverse effect on the business, financial condition or results of operations. In addition, a catastrophic event that results in the destruction or disruption of the Company’s data centers or its critical business or information technology systems would severely affect the ability to conduct normal business operations and, as a result, the operating results would be adversely affected.

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

NOTE 4 –LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of June 30, 2020 as it is anti-dilutive. For the six months ended June 30, 2020 and 2019, the Company had no dilutive securities.

EMPIRE GLOBAL GAMING, INC.
Notes to Condensed Financial Statements

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. One of these notes was paid in full in June 2019 (see below), and the other note was extended to December 31, 2020. The notes payable had an unpaid balance of $167,393 as of June 30, 2020 and December 31, 2019.

The Company borrowed $0 and $4,200 from stockholders during the six months ended June 30, 2020 and 2019, respectively.

On June 6, 2019, the President of the Company assumed the debt of a related party note totaling $29,273, of which $25,100 was principal and $4,173 was accrued interest. The related party note was paid in full by the President and was added to his note balance.

The Company recorded interest expense of $3,321 and $3,208 for the six months ended June 30, 2020 and 2019, respectively, for these notes payable. Accrued interest related to these notes payable were $28,292 and $24,972 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 6 – NOTES PAYABLE - OTHER

On December 1, 2018 the Company issued a grid note payable to a third party for $13,500 which were used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note has been extended to December 31, 2020. The note payable had an unpaid principal balance of $42,755 and $33,755, and accrued interest of $4,044 and $2,115 as of June 30, 2020 and December 31, 2019, respectively.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which were used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note has been extended to December 31, 2020. The note payable had an unpaid principal balance of $10,218 and $10,218, and accrued interest of $1,092 and $586 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 7 – EQUITY

Common Stock

On December 6, 2018, the Company approved the issuance of 200,000,000 shares of its common stock, par value $0.001, for the appointment of the Company’s Chief Executive Officer. The Company has recorded this transaction as Stock Compensation Expense at a value of $200,000, or $0.001 per share.

As of June 30, 2020 and December 31, 2019, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 257,301,000 and 257,301,000 shares are issued and outstanding, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were issued, and except as already included in the notes to these unaudited condensed financial statements, has determined that no additional disclosures are required.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2020 since the Company has had minimal revenues and accumulated deficit of $1,175,125 through June 30, 2020. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

The following table summarizes the results of our operations during the three months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	June 30, 2020	June 30, 2019	Variance	Percentage
Revenue	$-	$-	$-	0.00%
Operating expenses	(1,124)	(20,755)	19,631	-94.58%
Interest expense	(2,979)	(2,076)	(903)	43.50%
Net loss	$(4,103)	$(22,831)	$18,728	-82.03%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $4,103 for the three months ended June 30, 2020 compared to the net loss of $22,831 for the same period in 2019 was primarily attributable to a decrease in professional fees of $19,026.

Six months ended June 30, 2020 compared to the Six Months Ended June 30, 2019

The following table summarizes the results of our operations during the six months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s six month period to the prior year’s six month period:

	Six Months Ended:
	June 30, 2020	June 30, 2019	Variance	Percentage
Revenue	$-	$-	$-	0.00%
Operating expenses	(9,912)	(22,222)	12,310	-55.40%
Interest expense	(5,757)	(3,988)	(1,769)	44.36%
Net loss	$(15,669)	$(26,210)	$10,541	-40.22%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $15,669 for the six months ended June 30, 2020 compared to the net loss of $26,210 for the same period in 2019 was primarily attributable to a decrease in professional fees of $11,324.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2018 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended June 30, 2020, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Unaudited Condensed Statement of Operations for the six months ended June 30, 2020 and 2019; (iii) Statements of Stockholders’ Deficit for the six months ended June 30, 2020 and 2019; (iv) Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: August 14, 2020	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Director

Dated: August 14, 2020	By	/s/ Nicholas Sorge, Sr.
Nicholas Sorge, Sr.
President, Interim Chief Financial Officer and Director