Form 10-K
period 2020-12-31
Empire Global Gaming, Inc.
filed 2021-04-15
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2020

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from                        to

Commission File Number: 000-54908

EMPIRE GLOBAL GAMING, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2529852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Woodside Ave. Bellport, New York	11713
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates): $495,030

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 270,001,000 shares of common stock as of April 15, 2021.

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Empire Global Gaming, Inc. (the “Company,” “We” or “Our”) was incorporated under the laws of the State of Nevada on May 11, 2010 to participate in the worldwide gaming market. We offer custom gaming solutions for each customer’s individual needs. We provide consulting and advisory services to the gaming industry.

Other Products

We will be developing patented games into video and slot machine terminals as well as computer and mobile devices.

The Company has taken certain steps to become fully “e-commerce” operational while awaiting Gaming Board approvals. We operate a website located at: www.empireglobalgaminginc.com.

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

Corporate Information

Our principal executive offices are located at 555 Woodside Ave, Bellport, NY 11713. Our telephone number is 631-769-4222.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company has temporary office space at 555 Woodside Ave, Bellport, NY 11713, which is provided at no cost to the Company by our President and shareholder, Nicholas Sorge, Sr. Once restrictions relating to COVID-19 have subsided, the Company will retain formal office space elsewhere.

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

Results of Operations

Year ended December 31, 2020 Compared to the year ended December 31, 2019

Revenues

The Company did not generate revenues for the years ending December 31, 2020 and 2019.

General and Administrative Expenses

During the year ended December 31, 2020, general and administrative expenses were $70,208, consisting primarily of professional fees and stock compensation expense, as compared to $33,701 for year ended December 31, 2019. The increase of $36,507 was primarily due to professional fees and stock compensation expense.

Interest Expense

During the year ended December 31, 2020, interest expense was $19,088 as compared to $9,169 for year ended December 31, 2019. The increase of $9,919 was primarily due to an increase in accrued interest due to additional proceeds from third parties and amortization of debt discount.

Net Loss

Our net loss was $81,174 for the year ended December 31, 2020 as compared to a loss of $42,870 for the year ended December 31, 2019. The increase is primarily due to the reasons referred to above.

Liquidity and Capital Resources

As of December 31, 2020, we had a stockholders’ deficit of $144,757 and negative working capital of $139,022 compared to stockholders’ deficit of $238,056 and negative working capital of $238,056 at December 31, 2019. Cash was $65,176 as of December 31, 2020, as compared to $3,113 at December 31, 2019. This decrease in our working capital was primarily attributable to the increase of cash of $62,063, the decrease in accrued interest due of $1,465, the increase in accounts payable and accrued expenses of $1,771, an increase in convertible notes of $5,735 and a decrease in notes payable – other of $43,973. The net loss for the year ended 2020 was primarily due to professional fees of $55,984 and finance costs of $12,000.

Net cash used in operations during 2020 was $23,937 compared with $31,570 used in operations during 2019. Cash used in operations during 2019 was primarily due to the net loss in the period and changes in accrued interest.

Net cash provided by financing activities was $86,000 in 2020 and $34,673 in 2019, which was the result of proceeds from convertible notes payable and notes payable.

Going Concern

Our auditors have issued a going concern opinion regarding our financial statements in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated minimal revenues, has experienced recurring net operating losses since inception and had negative working capital of $139,022 and stockholders’ deficit of $144,757 at December 31, 2020. Because of these factors, among others, our auditors have issued a going concern opinion on our audited financial statements that raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Empire Global Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Empire Global Gaming, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has generated minimal revenue since inception, has experienced recurring operating losses since inception and negative working capital of $139,022 and stockholders’ deficit of $144,757 at December 31, 2020. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Convertible Notes

Critical Audit Matter Description

As discussed in Note 5 to the financial statements, during the year ending December 31, 2020, the Company modified existing debt with the issuance of convertible notes. The Company analyzed if the changes were considered a modification or an extinguishment, and determined it was a modification of the existing debt. The Company analyzed the conversion feature of the notes and determined that they did not meet the definition of a derivative to be bifurcated from the host contract and were recorded at fair value as a liability upon inception of the note and at each reporting date at fair value. In addition, the Company analyzed the convertible notes to determine if the modification should be accounted for as an extinguishment of debt. The Company then determined that the convertible notes met the conditions for a beneficial conversion feature (BCF). The company calculated the BCF and recorded as a debt discount.

How the Critical Audit Matter was addressed in Our Audit

We evaluated and discussed with management their analysis of the new terms as a modification, as well as the conversion feature and that it did not require bifurcation from the debt instrument and recognition as a derivative liability, but it did contain a beneficial conversion feature (“BCF”). Our audit procedures included, among other things, reading and analyzing the note to ensure management’s assessments were correct that the new terms were a modification, and that the conversion feature should not be bifurcated and that a beneficial conversion feature existed. Management calculated the BCF based on the terms of the agreements. We tested the overall calculations, the significance of the change in the terms of the notes, the calculation of shares issuable upon conversion based on the terms of the note and recalculated the BCF. We also tested the recording of the BCF as equity and a debt discount. We also recalculated the amortization of the debt discount recorded as interest expense.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

April 15, 2021

Empire Global Gaming, Inc.
BALANCE SHEETS

	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash	$65,176	$3,113
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$65,176	$3,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,901	$2,130
Accrued interest	1,236	2,701
Accrued interest - related parties	31,668	24,972
Notes payable - related parties	167,393	167,393
Notes payable - other	-	43,973
Total Current Liabilities	204,198	241,169

Convertible notes payable, net	5,735	-
TOTAL LIABILITIES	209,933	241,169

Commitments and contingencies (Note 8)	-	-

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 257,301,000 and 257,301,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	257,301	257,301
Common shares to be issued	200	-
Additional paid-in capital	838,372	664,099
Accumulated deficit	(1,240,630)	(1,159,456)
TOTAL STOCKHOLDERS' DEFICIT	(144,757)	(238,056)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,176	$3,113

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative expenses	70,208	33,701
TOTAL OPERATING EXPENSES	70,208	33,701

LOSS FROM OPERATIONS	(70,208)	(33,701)

OTHER INCOME (EXPENSE):
Interest expense	(12,392)	(2,586)
Interest expense - related parties	(6,696)	(6,583)
Other income	8,122	-
TOTAL OTHER INCOME (EXPENSE)	(10,966)	(9,169)

NET LOSS	$(81,174)	$(42,870)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	257,301,000	257,301,000

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Common Shares to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2018	257,301,000	$257,301	-	$-	$664,099	$(1,116,586)	$(195,186)

Net loss	-	-	-	-	-	(42,870)	(42,870)

Balances, December 31, 2019	257,301,000	$257,301	-	$-	$664,099	$(1,159,456)	$(238,056)

Finance cost for issuance of common shares for note modification	-	-	200,000	200	11,800	-	12,000

Debt discount on convertible notes	-	-	-	-	162,473	-	162,473

Net loss	-	-	-	-	-	(81,174)	(81,174)

Balances, December 31, 2020	257,301,000	$257,301	200,000	$200	$838,372	$(1,240,630)	$(144,757)

The accompanying notes are an integral part of these financial statements

Empire Global Gaming, Inc.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,174)	$(42,870)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Forgiveness of debt	(8,122)	-
Amortization of debt discount	5,735	-
Note payable issued for services rendered	32,500	-
Finance cost for issuance of note modification	12,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,771	2,130
Accrued interest	6,657	2,586
Accrued interest - related parties	6,696	6,584

NET CASH USED IN OPERATING ACTIVITIES	(23,937)	(31,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	69,000	-
Proceeds from related party notes payable	-	4,200
Proceeds from notes payable - other	17,000	30,473

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,000	34,673

Net increase in cash	62,063	3,103

Cash, beginning of year	3,113	10

Cash, end of year	$65,176	$3,113

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Accrued interest converted to principal on note payable	$-	$4,173
Modification of notes payable to convertible notes payable	$93,473	$-
Debt discount on convertible notes payable	$162,473	$-

The accompanying notes are an integral part of these financial statements

EMPIRE GLOBAL GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Empire Global Gaming, Inc. (the “Company”) was incorporated in the State of Nevada on May 11, 2010 in order to actively engage in the gaming business worldwide. The Company is developing a complete line of public and casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. The Company also provides advice to consumers on several different lottery type games.

Summary of Significant Accounting Policies

Cash

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of December 31, 2020 and 2019. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At December 31, 2020 and 2019, the Company had $0 over the insurable limit.

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

The estimated fair value of certain financial instruments, including cash, accrued expenses, notes payable and convertible notes payable are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

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

When the Company begins to recognize, we will recognize revenues from product sales only when there is persuasive evidence of an arrangement, delivery has occurred, the sale price is determinable and collectability is reasonably assured and from fees as paid for in an online transaction.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2020 and 2019.

Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the unaudited condensed financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the years ended December 31, 2020 and 2019, the Company had $12,000 and $0 in finance charges in relation to issuance of common stock for a note modification, respectively.

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

NOTE 2. GOING CONCERN

The Company’s financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $81,174 during the year ended December 31, 2020. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of December 31, 2020, the Company had a working capital deficit of $139,022. In order to continue as a going concern, the Company will need, among other things, additional capital resources. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States and elsewhere have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While the Company presently has no ongoing operations or employees, this situation could limit the market for a merger partner for a strategic business combination. Any of these uncertainties could have a material adverse effect on the business, financial condition or results of operations.

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

NOTE 3. LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of December 31, 2020 as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of years ended December 31, 2020 and 2019 have been excluded from the per share computations:

	December 31,
	2020	2019
Convertible notes payable	163,708,440	-

Total diluted shares	163,708,440	-

NOTE 4. INCOME TAXES

The components of the Company’s deferred tax asset are as follows:

	December 31, 2020	December 31, 2019
Net operating loss carry forward	$29,138	$14,611
Valuation allowance	(29,138)	(14,611)
Net deferred tax asset	$-	$-

The Company had a net operating loss carryforward of approximately $999,988 and $930,814 for the years ended December 31, 2020 and 2019, of which $269,575 carryforward indefinitely and $730,413 carryforward 20 years. The net operating losses may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations.

The reconciliation of income tax rate at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2020	2019
US Statutory rate	21%	21%
Valuation allowance	-21%	-21%
Income tax provision	-	-

The Company files income tax returns in the United States. The Company has filed its U.S. federal return for the year ended December 31, 2020 in 2021, and as a result the U.S. federal returns for 2020, 2019 and 2018 will be considered as open tax years subject to examination.  No tax returns are currently under examination by any tax authorities. The Company has not accrued any additional interest or penalties for the delinquency of outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

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

NOTE 5. CONVERTIBLE NOTES

On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note (see Note 7). The note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder's option of any outstanding principal balance including accrued interest, into the Company's common stock at a conversion price equal to par value, $0.001 per share. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $115,755, and for the year ended December 31, 2020 amortization of debt discount associated with this note was $3,458. The principal amount of the note at December 31, 2020 is $115,755 and the related accrued interest is $744.

On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note (see Note 7). The note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder's option of any outstanding principal balance including accrued interest, into the Company's common stock at a conversion price equal to par value, $0.001 per share. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $46,718, and for the year ended December 31, 2020 amortization of debt discount associated with this note was $2,277. The principal amount of the note at December 31, 2020 is $46,718 and the related accrued interest is $492.

NOTE 6. NOTES PAYABLE - RELATED PARTY

The Company had notes payable to stockholders who are our president and former chief financial officer. The notes bear interest at 4% per annum and were due on December 31, 2018. One of these notes was paid in full in June 2019 (see below), and the other note was extended to December 31, 2021. The notes payable had an unpaid balance of $167,393 and $167,393 as of December 31, 2020 and 2019, respectively.

The Company borrowed $0 and $4,200 from stockholders during the years ended December 31, 2020 and 2019, respectively.

On June 6, 2019, the president of the Company assumed the debt of the former chief financial officer’s note totaling $29,273, of which $25,100 was principal and $4,173 was accrued interest. The former chief financial officer’s note was paid in full by the president and was added to his note balance.

The Company recorded interest expense of $6,696 and $6,583 for the years ended December 31, 2020 and 2019, respectively, for these notes payable. Accrued interest related to these notes payable were $31,668 and $24,972 as of December 31, 2020 and 2019, respectively.

NOTE 7. NOTES PAYABLE - OTHER

On December 1, 2018 the Company issued a grid note payable to a third party for $13,500 which was used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note has been extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $37,255 relating to this note payable. On November 20, 2020, the Company received a notice of forbearance from the holder of this grid promissory note and reached an agreement with the holder whereby in consideration of the holder’s agreement to forbear from exercising his rights under the grid promissory note and forgiving all accrued interest to date of $5,920, the Company agreed to issue 100,000 shares of the Company’s common stock, extend the maturity date of the grid promissory note to December 31, 2022, and add to the grid promissory note the ability to convert into the Company’s common stock for all balances due now and in the future, if decided. The conversion rate will be $0.001 per share. As such, this note is deemed a convertible note and has been reclassified as such.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which was used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note has been extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $32,600 relating to this note payable. On November 20, 2020, the Company received a notice of forbearance from the holder of this grid promissory note and reached an agreement with the holder whereby in consideration of the holder’s agreement to forbear from exercising his rights under the grid promissory note and forgiving all accrued interest to date of $2,202, the Company agreed to issue 100,000 shares of the Company’s common stock, extend the maturity date of the grid promissory note to December 31, 2022, and add to the grid promissory note the ability to convert into the Company’s common stock for all balances due now and in the future, if decided. The conversion rate will be $0.001 per share. As such, this note is deemed a convertible note and has been reclassified as such.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company evaluates contingencies on an ongoing basis and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations.

NOTE 9. EQUITY

Common Stock

On November 20, 2020, in accordance with a notice of forbearance regarding a grid promissory note issued on December 1, 2018, the Company granted 100,000 shares of common stock to a third party note holder as finance costs, valued at fair market value of $0.06 per share, or $6,000. These share have not been issued as of December 31, 2020 and are included on the statement of stockholders equity as shares to be issued.

On November 20, 2020, in accordance with a notice of forbearance regarding a grid promissory note issued on June 1, 2019, the Company granted 100,000 shares of common stock to a third party note holder as finance costs, valued at fair market value of $0.06 per share, or $6,000. These share have not been issued as of December 31, 2020 and are included on the statement of stockholders equity as shares to be issued.

As of December 31, 2020 and 2019, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 257,301,000 and 257,301,000 shares are issued and outstanding, respectively.

NOTE 10. SUBSEQUENT EVENTS

In January 2021, the Company invested $30,000 into the development of a gaming app for mobile products. The app is currently live on all Apple iStores.

On March 3, 2021 the Company created two new subsidiaries, Empire Mobile Apps, Inc. and Empire IP, Inc. The Company plans to use these subsidiaries for services with mobile applications.

On March 24, 2021 a note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of their convertible note.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2020, such disclosure controls and procedures were not effective to provide the reasonable assurance described above.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2020. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

The specific material weakness identified by the Company’s management as of December 31, 2020 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
A. Stone Douglass	71	Chief Executive Officer, Director & Interim CFO	December 2018
Nicholas Sorge, Sr.	53	President & Director	May 2010

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

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
A. Stone Douglass (2)	2018	0	0	$200,000	(1)	0	0	0	0	$200,000
Chief Executive Officer	2020	0	0	0		0	0	0	0	0

Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President and CFO	2011-2020	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial Officer	2011-2018	0	0	0		0	0	0	0	0

(1)	Valuation of the shares granted to executives was based upon the fair value of the shares when granted pursuant to FASB ASC Topic 718. Shares were granted and delivered at the time of the incorporation of the Company and were for services rendered to the Company in the development of the business plan and for services to the Company in the performance of duties as officers and directors of the Company. The shares were valued at $0.001 per share. We have made no provisions for cash compensation to its officers and directors. Management received 241,000,000 shares of common stock as compensation for contributing the business plan to the Company and for services. These 241,000,000 shares have been accepted as full compensation for management’s services for the first year of operation. The amounts listed in the Stock Awards column above have been calculated based upon the aggregate grant date value computed in accordance with FASB ASC Topic 718.

(2)	The shares awarded to A. Stone Douglass were issued to Perfetto Investment IDF, LLC, of which Mr. Douglass is the general partner.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of Empire Global Gaming, Inc.’s Common Stock as of December 31, 2020, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
A. Stone Douglass(2) 1313 Torrey Pines LaJolla, CA 92037	200,000,000	69.8%

Nicholas Sorge, Sr.(3) 7 Susan Ct. Deer Park, NY 11729	40,000,000	15.55%

Officers and Directors as a Group	240,000,000	71.6%

(1)	The above table is based on 257,301,000 shares of Common Stock outstanding as of December 31, 2020.

(2)	A. Stone Douglass is the Chief Executive Officer of the Company and the general partner of Perfetto Investment LLC.

(3)	Nicholas Sorge, Sr. is the President and Director of the Company.

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

Nicholas Sorge, Sr. loaned the Company the sum of $167,393 for monies to pay for various out of pocket expenses and to pay off a loan (see below). The loan was in the form of a note and due on December 31, 2019. This note was extended to December 31, 2021.

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

Item 14. Principal Accounting Fees and Services. Audit Fees

The aggregate fees billed by Prager Metis CPA’s, LLC during the years ended December 31, 2020 and 2019 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $9,000 and $9,000, respectively.

Audit-Related Fees

Prager Metis CPA’s, LLC did not provide and did not bill and it was not paid any fees for, audit-related services in the years ended December 31, 2020 and 2019.

Tax Fees

Prager Metis CPA’s, LLC did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2020 and 2019.

All Other Fees

Prager Metis CPA’s, LLC did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2020 and 2019.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre- approve any other significant compensation to be paid to the independent registered public accounting firm. No other significant compensation services were performed for us by Prager Metis CPA’s, LLC during 2020 and 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Statements of Operations for the years ended December 31, 2020 and 2019; (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019; (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2021.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ A. Stone Douglass,
A. Stone Douglass, Chief Executive Officer and Director

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr., President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ A. Stone Douglass	Chief Executive Officer and Director	April 15, 2021
A. Stone Douglass

/s/ Nicholas Sorge, Sr.	President and Director	April 15, 2021
Nicholas Sorge, Sr.