Form 10-Q
period 2021-03-31
Empire Global Gaming, Inc.
filed 2021-05-17
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2021

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

There were 269,801,000 shares of common stock outstanding as of May 17, 2021.

EMPIRE GLOBAL GAMING, INC.

i

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash	$21,591	$65,178
Total Current Assets	21,591	65,178

Intangible assets, net	30,000	-
TOTAL ASSETS	$51,591	$65,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,315	$3,903
Accrued interest	5,215	1,236
Accrued interest - related parties	33,319	31,668
Notes payable - related parties	167,393	167,393
Total Current Liabilities	209,242	204,200

Convertible notes payable, net	24,911	5,735
TOTAL LIABILITIES	234,153	209,935

Commitments and contingencies (Note 8)	-	-

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 269,801,000 and 257,301,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	269,801	257,301
Common shares to be issued	200	200
Additional paid-in capital	838,372	838,372
Accumulated deficit	(1,290,935)	(1,240,630)
TOTAL STOCKHOLDERS’ DEFICIT	(182,562)	(144,757)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,591	$65,178

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2021	2020

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative expenses	12,999	8,788
TOTAL OPERATING EXPENSES	12,999	8,788

LOSS FROM OPERATIONS	(12,999)	(8,788)

OTHER EXPENSE:
Interest expense	(3,979)	(1,127)
Interest expense - related parties	(1,651)	(1,651)
Amortization of debt discount	(31,676)	-
TOTAL OTHER EXPENSE	(37,306)	(2,778)

NET LOSS	$(50,305)	$(11,566)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	258,273,222	257,301,000

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

					Additional
	Common Stock		Common Shares to be Issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2020	257,301,000	$257,301	200,000	$200	$838,372	$(1,240,630)	$(144,757)

Conversion of convertible note payable to common stock	12,500,000	12,500	-	-	-	-	12,500

Net loss	-	-	-	-	-	(50,305)	(50,305)

Balances, March 31, 2021	269,801,000	$269,801	200,000	$200	$838,372	$(1,290,935)	$(182,562)

					Additional
	Common Stock		Common Shares to be Issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2019	257,301,000	$257,301	-	$-	$664,099	$(1,159,456)	$(238,056)

Net loss	-	-	-	-	-	(11,566)	(11,566)

Balances, March 31, 2020	257,301,000	$257,301	-	$-	$664,099	$(1,171,022)	$(249,622)

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,305)	$(11,566)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization of debt discount	31,676	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(588)	(2,040)
Accrued interest	3,979	1,127
Accrued interest - related parties	1,651	1,651

NET CASH USED IN OPERATING ACTIVITIES	(13,587)	(10,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments towards intellectual property	(30,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(30,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - other	-	8,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,000

Net decrease in cash	(43,587)	(2,828)

Cash, beginning of year	65,178	3,113

Cash, end of period	$21,591	$285

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Conversion of convertible note payable to common stock	$12,500	$-

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Empire Global Gaming, Inc. (“EGG”) was incorporated in the State of Nevada on May 11, 2010 in order to actively engage in the gaming business worldwide. EGG is developing a complete line of public and casino grade gaming products for roulette, blackjack, craps, baccarat, mini baccarat, pinwheels, Sic Bo, slot machines, poker tables and bingo games. EGG also provides advice to consumers on several different lottery type games.

On March 3, 2021 the Company created two new subsidiaries, Empire Mobile Apps, Inc. and Empire IP, Inc (collectively with EGG, the “Company”). The Company plans to use these subsidiaries for services with mobile applications. As of March 31, 2021, these subsidiaries had no activity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2020, filed with the SEC on April 14, 2021.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the sales recognition, allowance for doubtful accounts, inventory obsolescence and asset valuations. Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the periods they are determined to be necessary.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

Level 3 – Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of March 31, 2021 and December 31, 2020, the Company did not have any Level 2 or Level 3 financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in more convertible debt instruments being accounted for as a single liability instrument and more convertible preferred stock being accounted for as a single equity instrument with no separate accounting for embedded conversion features. The ASU also simplifies the diluted earnings per share calculation in certain areas. This standard will be effective for the Company in the fiscal year beginning December 15, 2021. The Company is currently evaluating the effect the standard will have on its financial statements.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At March 31, 2021 and December 31, 2020, the Company had $0 over the insurable limit.

CONVERTIBLE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).

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

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

ASC 815 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed consolidated financial statements, as the Company did not have income through March 31, 2021. There were no uncertain tax positions that would require recognition in the unaudited condensed consolidated financial statements through March 31, 2021.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination as of December 31, 2020.

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

VALUATION OF GOODWILL AND INTANGIBLE ASSETS

The Company assesses goodwill and intangible assets for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill and intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill and intangible assets assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will perform a two-step goodwill and intangible assets impairment test to identify potential goodwill and intangible assets impairment and measure the amount of goodwill and intangible assets impairment to be recognized, if any.

In the first step of the review process, the Company compares the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, the Company proceeds to the second step of the review process to calculate the implied fair value of the reporting unit goodwill and intangible assets in order to determine whether any impairment is required. The Company calculates the implied fair value of the reporting unit goodwill and intangible assets by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill and intangible assets exceeds the implied fair value of the intangible assets, the Company recognizes an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, the Company uses industry and market data, as well as knowledge of the industry and the Company’s past experiences.

The Company bases its calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, the Company uses internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. The Company bases these assumptions on its historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.

The Company had no goodwill and intangible assets impairment charges for the three months ended March 31, 2021, and as of the date of each of the most recent detailed tests, the estimated fair value of each of its reporting units exceeded its’ respective carrying amount by more than 100% based on its models and assumptions.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

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

STOCK BASED COMPENSATION

The Company follows FASB ASC 718, Compensation – Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the unaudited condensed consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee or non-employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the three months ended March 31, 2021 and 2020, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $50,305 during the three months ended March 31, 2021. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited condensed balance sheet date. As of March 31, 2021, the Company had an accumulated deficit of $1,290,935 and a working capital deficit of $187,651. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 4 – LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of March 31, 2021 as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of years ended March 31, 2021 and 2020 have been excluded from the per share computations:

	March 31,
	2021	2020
Convertible notes payable	155,187,200	-

Total diluted shares	155,187,200	-

NOTE 5 – INTANGIBLE ASSETS

In January 2021, the Company invested $30,000 to develop a mobile gaming application Blackjack Plus, which is currently available on the Apple iStore, and is exclusively owned by the Company. The Company recorded this as an intangible asset on the accompanying condensed balance sheet.

As of March 31, 2021, the Company determined that no impairment of intangible assets was deemed necessary.

NOTE 6 – CONVERTIBLE NOTES

On December 1, 2018, the Company issued a grid note payable to a third party for $13,500 which was used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $102,255 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $115,755, and for the year ended December 31, 2020 amortization of debt discount associated with this note was $3,458. For the three months ended March 31, 2021, debt discount for this note was $86,100 and the amortization of the debt discount associated with this note was $13,697.

On March 24, 2021 the note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. The principal amount of the note at March 31, 2021 and December 31, 2020 is $103,255 and $115,755 and the related accrued interest is $3,571 and $744, respectively.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which was used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $32,600 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $46,718, and for the year ended December 31, 2020 amortization of debt discount associated with this note was $2,277. For the three months ended March 31, 2021, debt discount for this note was $38,961 and the amortization of the debt discount associated with this note was $5,480.

The principal amount of the note at March 31, 2021 and December 31, 2020 is $46,718 and the related accrued interest is $1,643 and $492, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to a stockholder who is our chief executive officer. The note bears interest at 4% per annum and is due on December 31, 2018. This note was extended to December 31, 2021. The note payable had an unpaid balance of $167,393 as of March 31, 2021 and December 31, 2020.

The Company recorded interest expense of $1,651 and $1,651 for the three months ended March 31, 2021 and 2021, respectively, for these notes payable. Accrued interest related to the remaining note payable was $33,319 and $31,668 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company evaluates contingencies on an ongoing basis and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations.

NOTE 9 – EQUITY

Common Stock

On November 20, 2020, in accordance with a notice of forbearance regarding a grid promissory note issued on December 1, 2018, the Company granted 100,000 shares of common stock to a third party note holder as finance costs, valued at fair market value of $0.06 per share, or $6,000. These share have not been issued as of March 31, 2021 and are included on the statement of stockholders equity as shares to be issued.

On November 20, 2020, in accordance with a notice of forbearance regarding a grid promissory note issued on June 1, 2019, the Company granted 100,000 shares of common stock to a third party note holder as finance costs, valued at fair market value of $0.06 per share, or $6,000. These share have not been issued as of March 31, 2021 and are included on the statement of stockholders equity as shares to be issued.

On March 24, 2021 a note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of their convertible note.

As of March 31, 2021 and December 31, 2020, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 269,801,000 and 257,301,000 shares are issued and outstanding, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these unaudited condensed consolidated financial statements, has determined that no additional disclosures are required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2021 since the Company has had minimal revenues and accumulated deficit of $1,290,935 through March 31, 2021. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2021, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

Plan of Operations

During the remainder of the fiscal year ending December 31, 2021, we will continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

The following table summarizes the results of our operations during the three months ended March 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	March 31, 2021	March 31, 2020	Variance	Percentage
Revenue	$-	$-	$-	0.00%
Operating expenses	(12,999)	(8,788)	(4,211)	47.92%
Other expense	(37,306)	(2,778)	(34,528)	1242.91%
Net loss	$(50,305)	$(11,566)	$(38,739)	334.94%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $50,305 for the three months ended March 31, 2021 compared to the net loss of $11,566 for the same period in 2020 was primarily attributable to interest expense on notes of $5,630, amortization of debt discount of $19,176 and loss on debt extinguishment of $12,500.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2020 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended March 31, 2021, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020; (iii) Statements of Stockholders’ Deficit for the three months ended March 31, 2021 and 2020; (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: May 17, 2021	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Director

