Form 10-Q
period 2021-06-30
Empire Global Gaming, Inc.
filed 2021-08-16
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2021

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

There were 270,001,000 shares of common stock outstanding as of August 16, 2021.

EMPIRE GLOBAL GAMING, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash	$3,617	$65,178
Total Current Assets	3,617	65,178

Intangible assets, net	30,000	-
TOTAL ASSETS	$33,617	$65,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$118	$3,903
Accrued interest	8,954	1,236
Accrued interest - related parties	34,988	31,668
Notes payable - related parties	167,393	167,393
Total Current Liabilities	211,453	204,200

Convertible notes payable, net	42,699	5,735
TOTAL LIABILITIES	254,152	209,935

Commitments and contingencies (Note 8)	-	-

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 270,001,000 and 257,301,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	270,001	257,301
Common shares to be issued	-	200
Additional paid-in capital	838,372	838,372
Accumulated deficit	(1,328,908)	(1,240,630)
TOTAL STOCKHOLDERS’ DEFICIT	(220,535)	(144,757)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,617	$65,178

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUES	$22	$-	$22	$-

OPERATING EXPENSES:
General and administrative expenses	14,799	1,124	27,798	9,912
TOTAL OPERATING EXPENSES	14,799	1,124	27,798	9,912

LOSS FROM OPERATIONS	(14,777)	(1,124)	(27,776)	(9,912)

OTHER EXPENSE:
Interest expense	(3,739)	(1,309)	(7,718)	(2,436)
Interest expense - related parties	(1,670)	(1,670)	(3,321)	(3,321)
Amortization of debt discount	(17,787)	-	(49,463)	-
TOTAL OTHER EXPENSE	(23,196)	(2,979)	(60,502)	(5,757)

NET LOSS	$(37,973)	$(4,103)	$(88,278)	$(15,669)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	270,001,000	257,301,000	264,168,403	257,301,000

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

					Additional
	Common Stock		Common Shares to be Issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2020	257,301,000	$257,301	200,000	$200	$838,372	$(1,240,630)	$(144,757)

Conversion of convertible note payable to common stock	12,500,000	12,500	-	-	-	-	12,500

Net loss	-	-	-	-	-	(50,305)	(50,305)

Balances, March 31, 2021	269,801,000	$269,801	200,000	$200	$838,372	$(1,290,935)	$(182,562)

Net loss	-	-	-	-	-	(37,973)	(37,973)

Stock payable issued	200,000	200	(200,000)	(200)	-	-	-

Balances, June 30, 2021	270,001,000	$270,001	-	$-	$838,372	$(1,328,908)	$(220,535)

					Additional
	Common Stock		Common Shares to be Issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2019	257,301,000	$257,301	-	$-	$664,099	$(1,159,456)	$(238,056)

Net loss	-	-	-	-	-	(11,566)	(11,566)

Balances, March 31, 2020	257,301,000	$257,301	-	$-	$664,099	$(1,171,022)	$(249,622)

Net loss	-	-	-	-	-	(4,103)	(4,103)

Balances, June 30, 2020	257,301,000	$257,301	-	$-	$664,099	$(1,175,125)	$(253,725)

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,278)	$(15,669)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization of debt discount	49,464	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,785)	(2,012)
Accrued interest	7,718	2,435
Accrued interest - related parties	3,320	3,320

NET CASH USED IN OPERATING ACTIVITIES	(31,561)	(11,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments towards intellectual property	(30,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(30,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - other	-	9,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	9,000

Net decrease in cash	(61,561)	(2,926)

Cash, beginning of year	65,178	3,113

Cash, end of period	$3,617	$187

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Conversion of convertible note payable to common stock	$12,500	$-

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

On March 3, 2021 the Company created two new subsidiaries, Empire Mobile Apps, Inc. and Empire IP, Inc (collectively with EGG, the “Company”). The Company plans to use these subsidiaries for services with mobile applications. As of June 30, 2021, these subsidiaries had no activity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2020, filed with the SEC on April 15, 2021.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

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

As of June 30, 2021 and December 31, 2020, the Company did not have any Level 2 or Level 3 financial instruments.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At June 30, 2021 and December 31, 2020, the Company had $0 over the insurable limit.

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

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed consolidated financial statements, as the Company had minimal revenue through through June 30, 2021. There were no uncertain tax positions that would require recognition in the unaudited condensed consolidated financial statements through June 30, 2021.

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

VALUATION OF INTANGIBLE ASSETS

The Company assesses intangible assets for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the intangible assets assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will perform a two-step intangible assets impairment test to identify potential intangible assets impairment and measure the amount of intangible assets impairment to be recognized, if any.

In the first step of the review process, the Company compares the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, the Company proceeds to the second step of the review process to calculate the implied fair value of the reporting unit intangible assets in order to determine whether any impairment is required. The Company calculates the implied fair value of the reporting unit intangible assets by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's intangible assets exceeds the implied fair value of the intangible assets, the Company recognizes an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, the Company uses industry and market data, as well as knowledge of the industry and the Company’s past experiences.

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

The Company had no intangible assets impairment charges for the six months ended June 30, 2021, and as of the date of each of the most recent detailed tests, the estimated fair value of each of its reporting units exceeded its' respective carrying amount by more than 100% based on its models and assumptions.

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

For the six months ended June 30, 2021 and 2020, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $88,278 during the six months ended June 30, 2021. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements. As of June 30, 2021, the Company had an accumulated deficit of $1,328,908 and a working capital deficit of $207,836. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 4 – LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of June 30, 2021 as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of years ended June 30, 2021 and 2020 have been excluded from the per share computations:

	June 30,
	2021	2020
Convertible notes payable	158,926,260	-

Total diluted shares	158,926,260	-

NOTE 5 – INTANGIBLE ASSETS

In January 2021, the Company invested $30,000 to develop a mobile gaming application Blackjack Plus, which is currently available on the Apple iStore, and is exclusively owned by the Company. The Company recorded this as an intangible asset on the accompanying condensed balance sheet.

As of June 30, 2021, the Company determined that no impairment of intangible assets was deemed necessary.

NOTE 6 – CONVERTIBLE NOTES

On December 1, 2018, the Company issued a grid note payable to a third party for $13,500 which was used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $102,255 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $115,755, and for the year ended December 31, 2020 amortization of debt discount associated with this note was $3,458. For the six months ended June 30, 2021, debt discount for this note was $73,853 and the amortization of the debt discount associated with this note was $25,944.

On March 24, 2021 the note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. The principal amount of the note at June 30, 2021 and December 31, 2020 is $103,255 and $115,755 and the related accrued interest is $6,145 and $744, respectively.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which was used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $32,600 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $46,718, and for the year ended December 31, 2020 amortization of debt discount associated with this note was $2,277. For the six months ended June 30, 2021, debt discount for this note was $33,421 and the amortization of the debt discount associated with this note was $11,020.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

The principal amount of the note at June 30, 2021 and December 31, 2020 is $46,718 and the related accrued interest is $2,809 and $492, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to a stockholder who is our chief executive officer. The note bears interest at 4% per annum and is due on December 31, 2018. This note was extended to December 31, 2021. The note payable had an unpaid balance of $167,393 as of June 30, 2021 and December 31, 2020.

The Company recorded interest expense of $3,321 and $3,321 for the six months ended June 30, 2021 and 2020, respectively, for these notes payable. Accrued interest related to the remaining note payable was $34,988 and $31,668 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company evaluates contingencies on an ongoing basis and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations.

NOTE 9 – EQUITY

Common Stock

On November 20, 2020, in accordance with a notice of forbearance regarding a grid promissory note issued on December 1, 2018, the Company granted 100,000 shares of common stock to a third party note holder as finance costs, valued at fair market value of $0.06 per share, or $6,000. These shares were issued on April 1, 2021.

On November 20, 2020, in accordance with a notice of forbearance regarding a grid promissory note issued on June 1, 2019, the Company granted 100,000 shares of common stock to a third party note holder as finance costs, valued at fair market value of $0.06 per share, or $6,000. These shares were issued on April 1, 2021.

On March 24, 2021 a note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of their convertible note.

As of June 30, 2021 and December 31, 2020, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 270,001,000 and 257,301,000 shares are issued and outstanding, respectively.

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

In April 2021, Nicholas Sorge, Jr. resigned from his position as President and Director of the Company.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2021 since the Company has had minimal revenues and accumulated deficit of $1,328,908 through June 30, 2021. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

The following table summarizes the results of our operations during the three months ended June 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	June 30, 2021	June 30, 2020	Variance	Percentage
Revenue	$22	$-	$22	0.00%
Operating expenses	(14,799)	(1,124)	(13,675)	1216.64%
Interest expense	(23,196)	(2,979)	(20,217)	678.65%
Net loss	$(37,973)	$(4,103)	$(33,870)	825.49%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $37,973 for the three months ended June 30, 2021 compared to the net loss of $4,103 for the same period in 2020 was primarily attributable to an increase in professional fees of $11,352, interest expense on notes of $2,430 and amortization of debt discount of $17,788.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

The following table summarizes the results of our operations during the six months ended June 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s six month period to the prior year’s six month period:

	Six Months Ended:
	June 30, 2021	June 30, 2020	Variance	Percentage
Revenue	$22	$-	$22	0.00%
Operating expenses	(27,798)	(9,912)	(17,886)	180.45%
Other expense	(60,502)	(5,757)	(54,745)	950.93%
Net loss	$(88,278)	$(15,669)	$(72,609)	463.39%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $88,278 for the six months ended June 30, 2021 compared to the net loss of $15,669 for the same period in 2020 was primarily attributable to an increase in professional fees of $15,302, interest expense on notes of $5,282, and amortization of debt discount of $49,464.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2020 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended June 30, 2021, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: August 16, 2021	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Director