Form 10-K/A
period 2020-12-31
Empire Global Gaming, Inc.
filed 2021-08-20
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Company’s independent registered public accounting firm, Prager Metis CPA’s, LLC, edited certain words in the Critical Audit Matter paragraph of their opinion letter. This change in the wording had no effect on the financial statements.

Except as expressly set forth in this Form 10-K/A, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

Convertible Notes

Critical Audit Matter Description

As discussed in Note 5 to the financial statements, during the year ending December 31, 2020, the Company amended the terms of existing debt with the addition of conversion features. The Company analyzed if the changes were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company analyzed the conversion feature of the notes and determined that they did not meet the definition of a derivative to be bifurcated from the host contract and were recorded at fair value as a liability upon inception of the note and at each reporting date at fair value. The Company then determined that the convertible notes met the conditions for a beneficial conversion feature (BCF). The Company calculated the BCF and recorded as a debt discount.

How the Critical Audit Matter was addressed in Our Audit

We evaluated and discussed with management their analysis of the new terms as an extinguishment of debt, as well as the conversion feature and that it did not require bifurcation from the debt instrument and recognition as a derivative liability, but did contain a beneficial conversion feature (“BCF”). Our audit procedures included, among other things, reading and analyzing the note to ensure managements’ assessments were correct that the new terms were an extinguishment of debt, and that the conversion feature should not be bifurcated and that a beneficial conversion feature existed. Management calculated the BCF based on the terms of the agreements. We tested the overall calculations, the significance of the change in the terms of the notes, the calculation of shares issuable upon conversion based on the terms of the note and recalculated the BCF. We also tested the recording of the BCF as equity and a debt discount. We also recalculated the amortization of the debt discount recorded as interest expense.

/s/ Prager Metis CPA’s, LLC

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August, 2021.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ A. Stone Douglass,
A. Stone Douglass, Chief Executive Officer and Director

By:	/s/ Nicholas Sorge, Sr.,
Nicholas Sorge, Sr., President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ A. Stone Douglass	Chief Executive Officer and Director	August 20, 2021
A. Stone Douglass

/s/ Nicholas Sorge, Sr.	President and Director	August 20, 2021
Nicholas Sorge, Sr.