Form 10-Q
period 2021-09-30
Empire Global Gaming, Inc.
filed 2021-11-19
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	EPGG	OTC Markets

There were 270,001,000 shares of common stock outstanding as of November 18, 2021.

EMPIRE GLOBAL GAMING, INC.

i

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash	$1,273	$65,178
Total Current Assets	1,273	65,178

Intangible assets, net	27,479	-
TOTAL ASSETS	$28,752	$65,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$235	$3,903
Accrued interest	12,734	1,236
Accrued interest - related parties	36,676	31,668
Notes payable - related parties	167,393	167,393
Total Current Liabilities	217,038	204,200

Convertible notes payable, net	60,683	5,735
TOTAL LIABILITIES	277,721	209,935

Commitments and contingencies (Note 8)	-	-

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 270,001,000 and 257,301,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	270,001	257,301
Common shares to be issued	-	200
Additional paid-in capital	838,372	838,372
Accumulated deficit	(1,357,342)	(1,240,630)
TOTAL STOCKHOLDERS’ DEFICIT	(248,969)	(144,757)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,752	$65,178

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUES	$9	$-	$31	$-

OPERATING EXPENSES:
General and administrative expenses	2,470	39,799	30,268	49,711
TOTAL OPERATING EXPENSES	2,470	39,799	30,268	49,711

LOSS FROM OPERATIONS	(2,461)	(39,799)	(30,237)	(49,711)

OTHER EXPENSE:
Interest expense	(3,780)	(1,705)	(11,498)	(4,141)
Interest expense - related parties	(1,687)	(1,687)	(5,008)	(5,008)
Amortization of debt discount	(17,985)	-	(67,448)	-
Amortization of intangible assets	(2,521)	-	(2,521)	-
TOTAL OTHER EXPENSE	(25,973)	(3,392)	(86,475)	(9,149)

NET LOSS	$(28,434)	$(43,191)	$(116,712)	$(58,860)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	270,001,000	257,301,000	266,133,967	257,301,000

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

	Common Stock		Common Shares to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2020	257,301,000	$257,301	200,000	$200	$838,372	$(1,240,630)	$(144,757)

Conversion of convertible note payable to common stock	12,500,000	12,500	-	-	-	-	12,500

Net loss	-	-	-	-	-	(50,305)	(50,305)

Balances, March 31, 2021	269,801,000	$269,801	200,000	$200	$838,372	$(1,290,935)	$(182,562)

Net loss	-	-	-	-	-	(37,973)	(37,973)

Stock payable issued	200,000	200	(200,000)	(200)	-	-	-

Balances, June 30, 2021	270,001,000	$270,001	-	$-	$838,372	$(1,328,908)	$(220,535)

Net loss	-	-	-	-	-	(28,434)	(28,434)

Balances, September 30, 2021	270,001,000	$270,001	-	$-	$838,372	$(1,357,342)	$(248,969)

	Common Stock		Common Shares to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2019	257,301,000	$257,301	-	$-	$664,099	$(1,159,456)	$(238,056)

Net loss	-	-	-	-	-	(11,566)	(11,566)

Balances, March 31, 2020	257,301,000	$257,301	-	$-	$664,099	$(1,171,022)	$(249,622)

Net loss	-	-	-	-	-	(4,103)	(4,103)

Balances, June 30, 2020	257,301,000	$257,301	-	$-	$664,099	$(1,175,125)	$(253,725)

Net loss	-	-	-	-	-	(43,191)	(43,191)

Balances, September 30, 2020	257,301,000	$257,301	-	$-	$664,099	$(1,218,316)	$(296,916)

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,712)	$(58,860)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization of debt discount	67,448	-
Amortization of intangible assets	2,521	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,668)	(2,042)
Accrued interest	11,498	4,141
Accrued interest - related parties	5,008	5,008

NET CASH USED IN OPERATING ACTIVITIES	(33,905)	(51,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments towards intellectual property	(30,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(30,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable issued for services rendered	-	32,500
Proceeds from notes payable - other	-	17,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	49,500

Net decrease in cash	(63,905)	(2,253)

Cash, beginning of period	65,178	3,113

Cash, end of period	$1,273	$860

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Conversion of convertible note payable to common stock	$12,500	$-

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

On March 3, 2021 the Company created two new subsidiaries, Empire Mobile Apps, Inc. and Empire IP, Inc (collectively with EGG, the “Company”). The Company plans to use these subsidiaries for services with mobile applications. As of September 30, 2021, these subsidiaries had no activity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on amended Form 10K-A for the year ending December 31, 2020, filed with the SEC on August 20, 2021.

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

EMPIRE GLOBAL GAMING, INC.
Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2021 and December 31, 2020, the Company did not have any Level 2 or Level 3 financial instruments.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At September 30, 2021 and December 31, 2020, the Company had $0 over the insurable limit.

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

EMPIRE GLOBAL GAMING, INC.
Notes to Condensed Consolidated Financial Statements

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

ASC 815 provides that, among other things, generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited condensed financial statements, as the Company did not have income through September 30, 2021. There were no uncertain tax positions that would require recognition in the unaudited condensed financial statements through September 30, 2021.

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

INTANGIBLE ASSETS

The Company’s intangible assets represent definite lived intangible assets, which will be amortized on a straight- line basis over their estimated useful life of three years. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

For the nine months ended September 30, 2021 and 2020, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $116,712 during the nine months ended September 30, 2021. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements. As of September 30, 2021, the Company had a working capital deficit of $215,765. These factors raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date the unaudited condense consolidated financials statements are issued. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing, along with potential acquisitions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 4 –LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of September 30, 2020 as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of years ended September 30, 2021 and 2020 have been excluded from the per share computations:

	September 30,
	2021	2020
Convertible notes payable	162,706,400	-

Total diluted shares	162,706,400	-

NOTE 5 – INTANGIBLE ASSETS

In January 2021, the Company invested $30,000 to develop a mobile gaming application Blackjack Plus, which is currently available on the Apple iStore, and is exclusively owned by the Company. The Company recorded this as an intangible asset on the accompanying condensed balance sheet and has determined a useful life of three years for this asset.

For the nine months ended September 30, 2021 the Company had $2,521 in amortization expense towards intangible assets arriving at a net value of $27,479 as of September 30, 2021.

As of September 30, 2021, the Company determined that no impairment of intangible assets was deemed necessary.

NOTE 6 – CONVERTIBLE NOTES

On December 1, 2018, the Company issued a grid note payable to a third party for $13,500 which was used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $102,255 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $115,755, and for the year ended December 31, 2020 amortization of debt discount associated with this note was $3,458. For the nine months ended September 30, 2021, debt discount for this note was $61,471 and the amortization of the debt discount associated with this note was $38,326.

On March 24, 2021 the note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. The principal amount of the note at September 30, 2021 and December 31, 2020 is $103,255 and $115,755 and the related accrued interest is $8,748 and $744, respectively.

EMPIRE GLOBAL GAMING, INC.

Notes to Condensed Consolidated Financial Statements

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which was used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $32,600 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $46,718, and for the year ended December 31, 2020 amortization of debt discount associated with this note was $2,277. For the nine months ended September 30, 2021, debt discount for this note was $27,819 and the amortization of the debt discount associated with this note was $16,622.

The principal amount of the note at September 30, 2021 and December 31, 2020 is $46,718 and the related accrued interest is $3,986 and $492, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to stockholders who are our chief executive officer and chief financial officer. The notes bear interest at 4% per annum and are due on December 31, 2018. One of these notes was paid in full in June 2019 (see below), and the other note was extended to December 31, 2020. The notes payable had an unpaid balance of $167,393 as of September 30, 2021 and December 31, 2020.

The Company borrowed $0 and $0 from stockholders during the nine months ended September 30, 2021 and 2020, respectively.

On June 6, 2019, the President of the Company assumed the debt of a related party note totaling $29,273, of which $25,100 was principal and $4,173 was accrued interest. The related party note was paid in full by the President and was added to his note balance.

The Company recorded interest expense of $5,008 and $5,008 for the nine months ended September 30, 2021 and 2020, respectively, for these notes payable. Accrued interest related to these notes payable were $36,676 and $31,668 as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 270,001,000 and 257,301,000 shares are issued and outstanding, respectively.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2021 since the Company has had minimal revenues and accumulated deficit of $1,357,342 through September 30, 2021. Our primary capital source will be loans from stockholders. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

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

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

The following table summarizes the results of our operations during the three months ended September 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	September 30, 2021	September 30, 2020	Variance	Percentage
Revenue	$9	$-	$9	0.00%
Operating expenses	(2,470)	(39,799)	37,329	-93.79%
Interest expense	(25,973)	(3,392)	(22,581)	665.71%
Net loss	$(28,434)	$(43,191)	$14,757	-34.17%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $28,434 for the three months ended September 30, 2021 compared to the net loss of $43,191 for the same period in 2020 was primarily attributable to an decrease in professional fees of $36,800 and an increase in amortization of debt discount of $17,983.

Nine months ended September 30, 2020 compared to the Nine months ended September 30, 2019

The following table summarizes the results of our operations during the nine months ended September 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s nine month period to the prior year’s nine month period:

	Nine Months Ended:
	September 30, 2021	September 30, 2020	Variance	Percentage
Revenue	$31	$-	$31	0.00%
Operating expenses	(30,268)	(49,711)	19,443	-39.11%
Other expense	(86,475)	(9,149)	(77,326)	845.19%
Net loss	$(116,712)	$(58,860)	$(57,852)	98.29%

Loss per share of common stock	$(0.00)	$(0.00)	$0.00

The variance between the net loss of $116,712 for the nine months ended September 30, 2021 compared to the net loss of $58,860 for the same period in 2020 was primarily attributable to an increase in professional fees of $20,731 and an increase in amortization of debt discount of $67,448.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since June 30, 2021 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended September 30, 2021, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Unaudited Condensed Statement of Operations for the nine months ended September 30, 2021 and 2020; (iii) Statements of Stockholders’ Deficit for the nine months ended September 30, 2021 and 2020; (iv) Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMPIRE GLOBAL GAMING, INC.

Dated: November 18, 2021	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Director