Form 10-K
period 2021-12-31
Empire Global Gaming, Inc.
filed 2022-04-15
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from ___________ to ____________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates): $495,030

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 298,001,000 shares of common stock as of April 15, 2022.

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

Board of Directors

As of December 5, 2018, Nicholas Sorge, Sr. was the President and Director and Dolores Marsh was the Chief Financial Officer, Secretary and Director. On December 6, 2018, the Board of Directors approved and authorized the appointment of A. Stone Douglass as Chief Executive Officer, Secretary and Chairman of the Board of Directors. Nicholas Sorge Sr. remained as the President and a Director, as well as the interim Chief Financial Officer. Dolores Marsh stepped down as an officer and Director of the Company. On January 28, 2022, A Stone Douglass resigned from his positions and the Board of Directors approved and authorized the appointment of Michael Armandi as Chief Executive Officer, Secretary and Chairman of the Board of Directors. We have not employed additional people either on a full time or part time basis.

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

Item 6. [Reserved]

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

General

We presently sell our ancillary gaming products in the United States but contemplate selling and leasing our products worldwide, in the future. Although the Company has obtained the license for the manufacturing, sale, marketing and licensing of the four roulette patents, the Company has not developed or manufactured any products for license, lease or sale to casinos yet. Although the Company is licensed to manufacturer patented roulette wheels and tables, it has no intention of doing so now or in the foreseeable future. The licensed games will not be available for sale on our website until approved by the applicable Gaming Control Board.

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

Results of Operations

Year ended December 31, 2021 Compared to the year ended December 31, 2020

Revenues

The Company generated revenues of $32 and $0 for the years ending December 31, 2021 and 2020, respectively.

General and Administrative Expenses

During the year ended December 31, 2021, general and administrative expenses were $38,265, consisting primarily of professional fees and stock compensation expense, as compared to $70,208 for year ended December 31, 2020. The decrease of $31,943 was primarily due to a decrease in professional fees and stock compensation expense.

Interest Expense

During the year ended December 31, 2021, interest expense was $126,199 as compared to $19,088 for year ended December 31, 2020. The increase of $107,111 was primarily due to an increase in accrued interest due to additional proceeds from third parties and amortization of debt discount.

Net Loss

Our net loss was $164,432 for the year ended December 31, 2021 as compared to a loss of $81,174 for the year ended December 31, 2020. The increase is primarily due to the reasons referred to above.

Liquidity and Capital Resources

As of December 31, 2021, we had a stockholders’ deficit of $274,689 and negative working capital of $299,648 compared to stockholders’ deficit of $144,757 and negative working capital of $144,757 at December 31, 2020. Cash was $1,207 as of December 31, 2021, as compared to $65,176 at December 31, 2020. This decrease in our working capital was primarily attributable to the decrease of cash of $63,969, the increase in accrued interest due of $15,257, the decrease in accounts payable and accrued expenses of $3,736, and an increase in convertible notes of $72,705. The net loss for the year ended 2021 was primarily due to amortization of debt discount of $99,205.

Net cash used in operations during 2021 was $41,969 compared with $23,937 used in operations during 2020. Cash used in operations during 2021 was primarily due to the net loss in the period, amortization of debt discount and changes in accrued interest.

Net cash provided by investing activities was $30,000 in 2021 and $0 in 2020, which was due to payments towards intellectual property.

Net cash provided by financing activities was $8,000 in 2021 and $86,000 in 2020, which was the result of proceeds from convertible notes payable and notes payable.

Going Concern

The Company generated minimal revenues, has experienced recurring net operating losses since inception and had negative working capital of $299,648 and stockholders’ deficit of $274,689 at December 31, 2021. Because of these factors, among others, it raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

The following financial statements are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Empire Global Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Empire Global Gaming, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has generated minimal revenue since inception, has experienced recurring operating losses since inception and negative working capital of $299,648 and stockholders’ deficit of $274,689 at December 31, 2021. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Prager Metis CPA’s, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

April 14, 2022

Empire Global Gaming, Inc.

BALANCE SHEETS

	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash	$1,207	$65,176
Total Current Assets	1,207	65,176

Intangible assets, net of amortization of $5,041	24,959	-
TOTAL ASSETS	$26,166	$65,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$165	$3,901
Accrued interest	16,493	1,236
Accrued interest - related parties	38,364	31,668
Convertible notes payable, net of debt discount of $65,533 and $156,738, respectively	78,440	5,735
Notes payable - related parties	167,393	167,393
Total Current Liabilities	300,855	209,933

TOTAL LIABILITIES	300,855	209,933

Commitments and contingencies (Note 8)

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 270,001,000 and 257,301,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	270,001	257,301
Common shares to be issued	14,000	200
Additional paid-in capital	846,372	838,372
Accumulated deficit	(1,405,062)	(1,240,630)
TOTAL STOCKHOLDERS' DEFICIT	(274,689)	(144,757)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,166	$65,176

The accompanying notes are an integral part of these consolidated financial statements

Empire Global Gaming, Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

REVENUES	$32	$-

OPERATING EXPENSES:
General and administrative expenses	38,265	70,208
TOTAL OPERATING EXPENSES	38,265	70,208

LOSS FROM OPERATIONS	(38,233)	(70,208)

OTHER (EXPENSE) INCOME:
Interest expense	(15,257)	(6,657)
Interest expense - related parties	(6,696)	(6,696)
Amortization of debt discount	(99,205)	(5,735)
Amortization of intangible assets	(5,041)	-
Other income	-	8,122
TOTAL OTHER (EXPENSE) INCOME	(126,199)	(10,966)

NET LOSS	$(164,432)	$(81,174)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	267,108,671	257,301,000

The accompanying notes are an integral part of these consolidated financial statements

Empire Global Gaming, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Common Shares to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2019	257,301,000	$257,301	-	$-	$664,099	$(1,159,456)	$(238,056)

Finance cost for issuance of common shares for note modification	-	-	200,000	200	11,800	-	12,000

Beneficial conversion feature related to convertible notes	-	-	-	-	162,473	-	162,473

Net loss	-	-	-	-	-	(81,174)	(81,174)

Balances, December 31, 2020	257,301,000	$257,301	200,000	$200	$838,372	$(1,240,630)	$(144,757)

Conversion of convertible note payable to common stock	12,500,000	12,500	-	-	-	-	12,500

Stock payable issued	200,000	200	(200,000)	(200)	-	-	-

Conversion of convertible note payable to common stock	-	-	14,000,000	14,000	-	-	14,000

Beneficial conversion feature related to convertible notes	-	-	-	-	8,000	-	8,000

Net loss	-	-	-	-	-	(164,432)	(164,432)

Balances, December 31, 2021	270,001,000	$270,001	14,000,000	$14,000	$846,372	$(1,405,062)	$(274,689)

The accompanying notes are an integral part of these consolidated financial statements

Empire Global Gaming, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,432)	$(81,174)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Forgiveness of debt	-	(8,122)
Amortization of debt discount	99,205	5,735
Amortization of intangible assets	5,041	-
Note payable issued for services rendered	-	32,500
Finance cost for issuance of note modification	-	12,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,736)	1,771
Accrued interest	15,257	6,657
Accrued interest - related parties	6,696	6,696

NET CASH USED IN OPERATING ACTIVITIES	(41,969)	(23,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments towards intellectual property	(30,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(30,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	8,000	69,000
Proceeds from notes payable - other	-	17,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,000	86,000

Net (decrease) increase in cash	(63,969)	62,063

Cash, beginning of year	65,176	3,113

Cash, end of year	$1,207	$65,176

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Modification of notes payable to convertible notes payable	$-	$93,473
Debt discount on convertible notes payable	$8,000	$162,473
Conversion of convertible note payable to common stock	$26,500	$-

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On March 3, 2021 the Company created two new subsidiaries, Empire Mobile Apps, Inc. and Empire IP, Inc (collectively with EGG, the “Company”). The Company plans to use these subsidiaries for services with mobile applications. As of December 31, 2021, these subsidiaries had no activity.

Summary of Significant Accounting Policies

Cash

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At December 31, 2021 and 2020, the Company had $0 over the insurable limit.

Basis of Presentation

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

Consolidation

The consolidated financial statements include the accounts of Empire Global Gaming, Inc., and its wholly owned subsidiaries Empire Mobile Apps, Inc. and Empire IP, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

When the Company begins to recognize significant revenues, we will recognize revenues from product sales only when there is persuasive evidence of an arrangement, delivery has occurred, the sale price is determinable and collectability is reasonably assured and from fees as paid for in an online transaction.

Impairment of long lived assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of FASB ASC 360-35, Property, Plant and Equipment, Subsequent Measurement (“ASC 360-35”). ASC 360-35 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment of long lived assets was recognized for the years ended December 31, 2021 and 2020.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2021 and 2020.

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

For the year ended December 31, 2021, the Company had $0 in stock based compensation.

For the year ended December 31, 2020, the Company had $12,000 in finance charges in relation to issuance of common stock for a note modification.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in more convertible debt instruments being accounted for as a single liability instrument and more convertible preferred stock being accounted for as a single equity instrument with no separate accounting for embedded conversion features. The ASU also simplifies the diluted earnings per share calculation in certain areas. This standard was effective for the Company in the fiscal year beginning December 15, 2021 and will be implemented in 2022.

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

NOTE 2. GOING CONCERN

The Company’s financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $164,432 during the year ended December 31, 2021. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of December 31, 2021, the Company had a working capital deficit of $299,648 These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3. LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of December 31, 2021 and 2020 as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of years ended December 31, 2021 and 2020 have been excluded from the per share computations:

	December 31,
	2021	2020
Convertible notes payable	160,465,160	163,708,440

Total diluted shares	160,465,160	163,708,440

NOTE 4. INTANGIBLE ASSETS

In January 2021, the Company invested $30,000 to develop a mobile gaming application Blackjack Plus, which is currently available on the Apple iStore, and is exclusively owned by the Company. The Company recorded this as an intangible asset on the accompanying condensed balance sheet and has determined a useful life of three years for this asset. This asset will be amortized over three years as follows:

Year	Amount
2021	$5,041
2022	10,000
2023	10,000
2024	4,959

Total amortization	$30,000

NOTE 5. INCOME TAXES

The components of the Company’s deferred tax asset are as follows:

	December 31, 2021	December 31, 2020
Net operating loss carry forward	$63,669	$29,138
Valuation allowance	(63,669)	(29,138)
Net deferred tax asset	$-	$-

The Company had a net operating loss carryforward of approximately $1,164,420 and $999,988 for the years ended December 31, 2021 and 2020, of which $269,575 carryforward indefinitely and $894,845 carryforward 20 years. The net operating losses may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations.

The reconciliation of income tax rate at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2021	2020
US Statutory rate	21%	21%
Valuation allowance	-21%	-21%
Income tax provision	-	-

The Company files income tax returns in the United States. The Company has not filed its U.S. federal return for the year ended December 31, 2021 in 2022, and as a result the U.S. federal returns for 2021, 2020 and 2019 will be considered as open tax years subject to examination. No tax returns are currently under examination by any tax authorities. The Company has not accrued any additional interest or penalties for the delinquency of outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

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

NOTE 6. CONVERTIBLE NOTES

On December 1, 2018, the Company issued a grid note payable to a third party for $13,500. The note bears interest at 10% per annum and was due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $102,255 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $115,755, and for the years ended December 31, 2021 and 2020 amortization of debt discount associated with this note was $50,013 and $3,458, respectively. For the years ended December 31, 2021 and 2020, debt discount for this note was $35,784 and $112,297, respectively.

On March 24, 2021 the note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. On December 13, 2021 the note holder converted $14,000 of principal from their convertible note into 14,000,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. These shares have been recorded as common shares to be issued on the consolidated financial statements. The principal amount of the note at December 31, 2021 and 2020 is $89,255 and $115,755 and the related accrued interest is $11,278 and $744, respectively.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which was used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $32,600 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $46,718, and for the years ended December 31, 2021 and 2020 amortization of debt discount associated with this note was $22,692 and $2,277, respectively. For the years ended December 31, 2021 and 2020, debt discount for this note was $29,749 and $44,441, respectively.

The principal amount of the note at December 31, 2021 and 2020 is $54,718 and $46,718 and the related accrued interest is $5,215 and $492, respectively.

NOTE 7. NOTES PAYABLE - RELATED PARTY

The Company had notes payable to stockholders who are our president and former chief financial officer. The notes bear interest at 4% per annum and were due on December 31, 2018. One of these notes was paid in full in June 2019 (see below), and the other note was extended to December 31, 2022. The notes payable had an unpaid balance of $167,393 and $167,393 as of December 31, 2021 and 2020, respectively.

On June 6, 2019, the president of the Company assumed the debt of the former chief financial officer’s note totaling $29,273, of which $25,100 was principal and $4,173 was accrued interest. The former chief financial officer’s note was paid in full by the president and was added to his note balance.

The Company recorded interest expense of $6,696 and $6,696 for the years ended December 31, 2021 and 2020, respectively, for these notes payable. Accrued interest related to these notes payable were $38,364 and $31,668 as of December 31, 2021 and 2020, respectively.

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

On December 13, 2021 a note holder converted $14,000 of principal from their convertible note into 14,000,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of their convertible note. These shares were issued in 2022.

As of December 31, 2021 and 2020, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 270,001,000 and 257,301,000 shares are issued and outstanding, respectively.

NOTE 10. SUBSEQUENT EVENTS

On February 15, 2022 Empire Mobile Apps (“EMA”) entered into a merger agreement with HTech11, Inc. (“HTech”) whereby EMA will receive 100% of the common stock of HTech in exchange for 1,000,000 shares of EMA’s Series A Preferred Stock. Subsequent to the merger, the Series A shareholders have the right to require EMA be spun out of the Company into its own public company. Upon a spinout, the Company will retain 10% of the equity to be distributed to shareholders. Each share of Series A Preferred Stock (i) pays no dividends, but should the Company decide to pay dividends, the holders of the Series A Preferred Stock shall first receive dividends before all other classes of capital, (ii) is convertible into one share of the Company’s common stock, (iii) has a liquidation preference of $0.01 per share plus accrued and unpaid dividends, (iv) may be redeemed by the Company only if a Deemed Liquidation Event occurs for $0.01 per share plus accrued and unpaid dividends, and (v) is equal to one common share of voting rights. The Company will file a certificate of amendment of their articles of incorporation with Nevada for the Series A Preferred Stock in 2022.

On March 14, 2022 a note holder converted $14,000 of principal from their convertible note into 14,000,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of their convertible note.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2021, such disclosure controls and procedures were not effective to provide the reasonable assurance described above.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2021. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

The specific material weakness identified by the Company’s management as of December 31, 2021 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Identification of Officers and Directors

The current executive officers, key employees and directors of Empire Global Gaming, Inc. are as follows:

Name	Age	Position	Director Since
Michael Armandi	43	Interim Chief Executive Officer, Director & CFO	January 2022

Michael Armandi has over twenty years of business finance, accounting, tax and corporate auditing experience, including positions at Arthur Andersen, LLP, along with other regional accounting firms. Mr. Armandi has specialized in high level PCAOB audits, SEC filings, and complex tax analysis and filings. Through his significant experience working with small and large companies, Mr. Armandi has an extensive understanding of project financing including traditional bank loans, convertible debentures, credit lines, equity investments and other nontraditional structures. Mr. Armandi has also been involved in numerous business merger and acquisition transactions. Previously, Mr. Armandi served as the Chief Operating Officer of CFO Squad, LLC, and was the Founder and President of BEE, Inc., both of which are outsourced CFO for hire firms, focusing on assisting public companies with their SEC accounting and financial reporting. Mr. Armandi has assumed the responsibilities of Chief Financial Officer for numerous companies through his career.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2021.

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

Summary Compensation Table

Name and principal				Stock		Option	Non-equity incentive plan	Change in pension value and nonqualified deferred compensation	All other
position	Year	Salary	Bonus	awards		awards	compensation	earnings	compensation	Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
A. Stone Douglass (2)	2018	0	0	$200,000	(1)	0	0	0	0	$200,000
Chief Executive Officer	2021	0	0	0		0	0	0	0	0

Nicholas Sorge, Sr.	2010	0	0	$40,000	(1)	0	0	0	0	$40,000
President and CFO	2011-2021	0	0	0		0	0	0	0	0

Dolores Marsh	2010	0	0	$1,000	(1)	0	0	0	0	$1,000
Chief Financial Officer	2011-2018	0	0	0		0	0	0	0	0

(1)	Valuation of the shares granted to executives was based upon the fair value of the shares when granted pursuant to FASB ASC Topic 718. Shares were granted and delivered at the time of the incorporation of the Company and were for services rendered to the Company in the development of the business plan and for services to the Company in the performance of duties as officers and directors of the Company. The shares were valued at $0.001 per share. We have made no provisions for cash compensation to its officers and directors. Management received 241,000,000 shares of common stock as compensation for contributing the business plan to the Company and for services. These 241,000,000 shares have been accepted as full compensation for management’s services for the first year of operation. The amounts listed in the Stock Awards column above have been calculated based upon the aggregate grant date value computed in accordance with FASB ASC Topic 718.
(2)	The shares awarded to A. Stone Douglass were issued to Perfetto Investment IDF, LLC, of which Mr. Douglass is the general partner.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of Empire Global Gaming, Inc.’s Common Stock as of December 31, 2021, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
A. Stone Douglass (2) 1313 Torrey Pines LaJolla, CA 92037	200,000,000	70.42%

Nicholas Sorge, Sr. (3) 7 Susan Ct. Deer Park, NY 11729	40,000,000	14.08%

Officers and Directors as a Group	240,000,000	84.51%

(1)	The above table is based on 284,001,000 shares of Common Stock outstanding as of December 31, 2021.

(2)	A. Stone Douglass is the former Chief Executive Officer of the Company and the general partner of Perfetto Investment LLC.

(3)	Nicholas Sorge, Sr. is the President and Director of the Company.

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

Nicholas Sorge, Sr. loaned the Company the sum of $167,393 for monies to pay for various out of pocket expenses and to pay off a loan (see below). The loan was in the form of a note and due on December 31, 2019. This note was extended to December 31, 2022.

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

Item 14. Principal Accounting Fees and Services. Audit Fees

The aggregate fees billed by Prager Metis CPA’s, LLC during the years ended December 31, 2021 and 2020 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $17,500 and $9,000, respectively.

Audit-Related Fees

Prager Metis CPA’s, LLC did not provide and did not bill and it was not paid any fees for, audit-related services in the years ended December 31, 2021 and 2020.

Tax Fees

Prager Metis CPA’s, LLC did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the years ended December 31, 2021 and 2020.

All Other Fees

Prager Metis CPA’s, LLC did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2021 and 2020.

Audit Committee Pre-Approval Policies and Procedures

The entire Board of Directors, acting as the Audit Committee shall pre-approve all audit engagement fees and terms and pre- approve any other significant compensation to be paid to the independent registered public accounting firm. No other significant compensation services were performed for us by Prager Metis CPA’s, LLC during 2021 and 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2022.

EMPIRE GLOBAL GAMING, INC.

By:	/s/ Michael Armandi
Michael Armandi, Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

NAME	TITLE	DATE

/s/ Michael Armandi	Interim Chief Executive Officer and	April 15, 2022
Michael Armandi	Director