Form 10-Q
period 2022-03-31
Empire Global Gaming, Inc.
filed 2022-06-10
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2022

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

There were 298,001,000 shares of common stock outstanding as of June 3, 2022.

EMPIRE GLOBAL GAMING, INC.

i

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash	$85,396	$1,207
Total Current Assets	85,396	1,207

Intangible assets, net of accumulated amortization of $0 and $5,041, respectively	-	24,959
Assets held for sale, net of accumulated amortization of $7,507 and $0, respectively	22,493	-
TOTAL ASSETS	$107,889	$26,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$44,400	$165
Accrued interest	19,993	16,493
Accrued interest - related parties	40,015	38,364
Convertible notes payable, net of debt discount of $100,995 and $65,533, respectively	93,978	78,440
Notes payable - related parties	167,393	167,393
Total Current Liabilities	365,779	300,855
Long term portion of convertible notes payable	34,999	-
TOTAL LIABILITIES	400,778	300,855

Commitments and contingencies (Note 9)	-	-

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 284,001,000 and 270,001,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	284,001	270,001
Common shares to be issued	14,000	14,000
Additional paid-in capital	911,372	846,372
Accumulated deficit	(1,502,262)	(1,405,062)
TOTAL STOCKHOLDERS’ DEFICIT	(292,889)	(274,689)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$107,889	$26,166

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021

OPERATING EXPENSES:
General and administrative expenses	$52,278	$12,999
Payroll and related expenses	7,767	-
TOTAL OPERATING EXPENSES	60,045	12,999

LOSS FROM OPERATIONS	(60,045)	(12,999)

OTHER EXPENSE:
Interest expense	(3,500)	(3,979)
Interest expense - related parties	(1,651)	(1,651)
Amortization of debt discount	(29,538)	(31,676)
Amortization of intangible assets	(2,466)	-
TOTAL OTHER EXPENSE	(37,155)	(37,306)

NET LOSS	$(97,200)	$(50,305)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	279,801,000	258,273,222

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Deficit

	Common Stock		Common Shares to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	270,001,000	$270,001	14,000,000	$14,000	$846,372	$(1,405,062)	$(274,689)

Stock payable issued	14,000,000	14,000	(14,000,000)	(14,000)	-	-	-

Conversion of convertible note payable to common stock	-	-	14,000,000	14,000	-	-	14,000

Beneficial conversion feature related to convertible notes	-	-	-	-	65,000	-	65,000

Net loss	-	-	-	-	-	(97,200)	(97,200)

Balances, March 31, 2022	284,001,000	$284,001	14,000,000	$14,000	$911,372	$(1,502,262)	$(292,889)

	Common Stock		Common Shares to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2020	257,301,000	$257,301	200,000	$200	$838,372	$(1,240,630)	$(144,757)

Conversion of convertible note payable to common stock	12,500,000	12,500	-	-	-	-	12,500

Net loss	-	-	-	-	-	(50,305)	(50,305)

Balances, March 31, 2021	269,801,000	$269,801	200,000	$200	$838,372	$(1,290,935)	$(182,562)

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,200)	$(50,305)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	29,538	31,676
Amortization of intangible assets	2,466	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	44,235	(588)
Accrued interest	3,500	3,979
Accrued interest - related parties	1,651	1,651

NET CASH USED IN OPERATING ACTIVITIES	(15,810)	(13,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments towards intellectual property	-	(30,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	99,999	-
Principal payments towards notes payable - other	(1,000)	-
Proceeds from notes payable - other	1,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	99,999	-

Net increase (decrease) in cash	84,189	(43,587)

Cash, beginning of period	1,207	65,178

Cash, end of period	$85,396	$21,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Debt discount on convertible notes payable	$65,000	$-
Conversion of convertible note payable to common stock	$14,000	$12,500

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

Empire Global Gaming, Inc. (the “Company”) was incorporated in the State of Nevada on May 11, 2010 in order to actively engage in the gaming and collectible industries. The Company develops a wide variety of public and casino grade gaming products and currently has the rights to a portfolio of over 28 patented casino games.

On March 3, 2021 the Company created two new subsidiaries, Empire Mobile Apps, Inc. and Empire IP, Inc (collectively with EGG, the “Company”).

Empire IP, Inc. currently maintains, enhances and develops the Company’s portfolio of intellectual property.

Empire Mobile Apps, Inc., digitizes and markets games for mobile and online use. The company proprietary game, Blackjack Plus, is currently available on the Apple App Store since 2021. Empire Mobile Apps, Inc. recently acquired a blockchain based company that develops Non-Fungible Tokens and blockchain based games (see Note 5 – Acquisition of HTech11).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021, filed with the SEC on April 15, 2022.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the sales recognition, allowance for doubtful accounts, inventory obsolescence and asset valuations. Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited consolidated financial statements in the periods they are determined to be necessary.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in more convertible debt instruments being accounted for as a single liability instrument and more convertible preferred stock being accounted for as a single equity instrument with no separate accounting for embedded conversion features. The ASU also simplifies the diluted earnings per share calculation in certain areas. The Company adopted this standard on January 1, 2022. There has been no effect on the consolidated financial statements as a result.

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

CASH

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At March 31, 2022 and December 31, 2021, the Company had $0 over the insurable limit.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited consolidated financial statements, as the Company did not have income through March 31, 2022. There were no uncertain tax positions that would require recognition in the unaudited consolidated financial statements through March 31, 2022.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination as of December 31, 2021.

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

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

STOCK BASED COMPENSATION

The Company follows FASB ASC 718, Compensation – Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the unaudited consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee or non-employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the three months ended March 31, 2022 and 2021, the Company had no stock based compensation.

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $97,200 during the three months ended March 31, 2022. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited balance sheet date. As of March 31, 2022, the Company had an accumulated deficit of $1,502,262 and a working capital deficit of $280,383. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of March 31, 2022 as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of periods ended March 31, 2022 and 2021 have been excluded from the per share computations:

	March 31,
	2022	2021
Convertible notes payable	214,946,110	155,187,200

Total diluted shares	214,946,110	155,187,200

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – ACQUISTION OF HTECH11, INC.

On February 15, 2022 Empire Mobile Apps (“EMA”) entered into a merger agreement with HTech11, Inc. (“HTech”) whereby EMA will receive 100% of the common stock of HTech in exchange for 1,000,000 shares of EMA’s Series A Preferred Stock. Both EMA and HTech have limited activities before the merger. Subsequent to the merger, the Series A shareholders have the right to require EMA be spun out of the Company into its own public company. Upon a spinout, the Company will retain 10% of the equity to be distributed to shareholders. Each share of Series A Preferred Stock (i) pays no dividends, but should EMA decide to pay dividends, the holders of the Series A Preferred Stock shall first receive dividends before all other classes of capital, (ii) is convertible into one share of EMA’s common stock, (iii) has a liquidation preference of $0.01 per share plus accrued and unpaid dividends, (iv) may be redeemed by EMA only if a Deemed Liquidation Event occurs for $0.01 per share plus accrued and unpaid dividends, and (v) is equal to one common share of voting rights.

NOTE 6 – ASSETS HELD FOR SALE

In January 2021, the Company invested $30,000 to develop a mobile gaming application Blackjack Plus, which is currently available on the Apple iStore. During the three months ended March 31, 2022, the Company initiated the sale of the Blackjack Plus application to its former CEO for a $30,000 reduction in his note, along with an agreement to license and market the application. The Company is currently in the process of finalizing the transaction.

Before the Blackjack Plus application was sold to the Company’s former CEO, it was exclusively owned by the Company and the Company recorded this as an intangible asset and has determined a useful life of three years for this asset. As of March 31, 2022, the Company reclassified this Blackjack Plus application from intangible assets and recorded it as assets held for sale on the accompanying unaudited consolidated balance sheet.

NOTE 7 – CONVERTIBLE NOTES

On December 1, 2018, the Company issued a grid note payable to a third party for $13,500 which was used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $102,255 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. From December 1, 2018 to March 31, 2022 the Company borrowed a total of $180,755 under this note payable. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note and recorded a debt discount of $180,755 and $115,755 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, unamortized debt discount for this note was $78,587 and $35,784, respectively, and for the three months ended March 31, 2022 and 2021, amortization of the debt discount associated with this note was $8,196 and $13,697, respectively.

On March 24, 2021 the note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. On December 13, 2021 the note holder converted $14,000 of principal from their convertible note into 14,000,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. On March 14, 2022 the note holder converted $14,000 of principal from their convertible note into 14,000,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. The principal amount of the note at March 31, 2022 and December 31, 2021 is $140,255 and $89,255 and the related accrued interest is $13,409 and $11,278, respectively.

EMPIRE GLOBAL GAMING, INC.
Notes to Consolidated Financial Statements (Unaudited)

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which was used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $32,600 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. From June 1, 2019 to March 31, 2022, the Company borrowed total of $54,718 under this note payable. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $54,718 for all the borrowings under this note. As of March 31, 2022 and December 31, 2021, unamortized debt discount for this note was $22,408 and $29,749, and for the three months ended March 31, 2022 and 2021, amortization of the debt discount associated with this note was $7,342 and $5,480, respectively.

The principal amount of the note at March 31, 2022 and December 31, 2021 is $54,718 and the related accrued interest is $6,564 and $5,215, respectively.

On March 11, 2022, EMA issued four separate convertible promissory notes totaling $34,999. These notes are due on March 11, 2024, bear interest of 1% per annum and are convertible into shares of EMA common stock at a rate of $0.00174 per share. As of March 31, 2022, the principal amount of these notes is $34,999 and the related accrued interest is $19.

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to a stockholder who was our former chief executive officer. The note bears interest at 4% per annum and is due on December 31, 2018. This note was extended to December 31, 2021. As of March 31, 2022, the Company is in the process of selling its BlackJack Plus application to this noteholder for a $30,000 reduction in the principal of this note and for an extension of due date to December 31, 2022. The note payable had an unpaid balance of $167,393 and $167,393 as of March 31, 2022 and December 31, 2021, respectively.

The Company recorded interest expense of $1,651 and $1,651 for the three months ended March 31, 2022 and 2021, respectively, for this notes payable. Accrued interest related to the remaining note payable was $40,015 and $38,364 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company evaluates contingencies on an ongoing basis and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations.

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – EQUITY

Common Stock

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

As of March 31, 2022 and December 31, 2021, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 284,001,000 and 270,001,000 shares are issued and outstanding, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and has determined that no additional disclosures are required.

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2022 since the Company has had minimal revenues and accumulated deficit of $1,502,262 through March 31, 2022. Our primary capital source will be loans from stockholders and potential acquisitions. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2022, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

Going Concern

The Company has experienced recurring net operating losses since inception and had negative working capital of $280,383 and stockholders’ deficit of $292,889 at March 31, 2022. Because of these factors, among others, it raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Plan of Operations

During the remainder of the fiscal year ending December 31, 2022, we will continue with efforts to develop and market the patented technologies, a pick 3 lotto evaluation and analysis program, manufacture and sell gaming equipment that will generate cash from operations. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act.

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

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

The following table summarizes the results of our operations during the three months ended March 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	March 31, 2022	March 31, 2021	Variance	Percentage
Revenue	$-	$-	$-	0.00%
Operating expenses	(60,045)	(12,999)	(47,046)	361.92%
Other expense	(37,155)	(37,306)	151	-0.40%
Net loss	$(97,200)	$(50,305)	$(46,895)	93.22%

The variance between the net loss of $97,200 for the three months ended March 31, 2022 compared to the net loss of $50,305 for the same period in 2021 was primarily attributable to an increase in payroll expenses and general and administrative expenses.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2021 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended March 31, 2022, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EMPIRE GLOBAL GAMING, INC.

Dated: June 10, 2022	By	/s/ Michael Armandi
Michael Armandi
Chief Executive Officer and Director