Form 10-Q
period 2022-09-30
Empire Global Gaming, Inc.
filed 2022-11-21
CIK 1501862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2022

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

There were 298,001,000 shares of common stock outstanding as of November 21, 2022.

EMPIRE GLOBAL GAMING, INC.

i

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash	$1,527	$1,207
Total Current Assets	1,527	1,207

Intangible assets, net of accumulated amortization of $0 and $5,041, respectively	-	24,959
Assets held for sale, net of accumulated amortization of $12,521 and $0, respectively	17,479	-
TOTAL ASSETS	$19,006	$26,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$44,485	$165
Accrued interest	28,564	16,493
Accrued interest - related parties	43,372	38,364
Loans payable - related parties	20,000	-
Convertible notes payable, net of debt discount of $29,566 and $65,533, respectively	135,407	78,440
Notes payable - related parties	167,393	167,393
Total Current Liabilities	439,221	300,855

Long term portion of convertible notes payable - related parties	10,000	-
Long term portion of convertible notes payable	49,999	-
TOTAL LIABILITIES	499,220	300,855

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 980,000,000 authorized, 298,001,000 and 270,001,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	298,001	270,001
Common shares to be issued	-	14,000
Additional paid-in capital	911,372	846,372
Accumulated deficit	(1,689,587)	(1,405,062)
TOTAL STOCKHOLDERS’ DEFICIT	(480,214)	(274,689)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,006	$26,166

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUES	$-	$9	$-	$31

OPERATING EXPENSES:
General and administrative expenses	35,534	2,470	120,710	30,268
Payroll and related expenses	14,958	-	38,288	-
TOTAL OPERATING EXPENSES	50,492	2,470	158,998	30,268

LOSS FROM OPERATIONS	(50,492)	(2,461)	(158,998)	(30,237)

OTHER EXPENSE:
Interest expense	(5,948)	(3,780)	(12,072)	(11,498)
Interest expense - related parties	(1,687)	(1,687)	(5,008)	(5,008)
Amortization of debt discount	(29,733)	(17,985)	(100,967)	(67,448)
Amortization of intangible assets	(2,521)	(2,521)	(7,480)	(2,521)
TOTAL OTHER EXPENSE	(39,889)	(25,973)	(125,527)	(86,475)

NET LOSS	$(90,381)	$(28,434)	$(284,525)	$(116,712)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	298,001,000	270,001,000	291,180,487	266,133,967

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Deficit

	Common Stock		Common Shares to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	270,001,000	$270,001	14,000,000	$14,000	$846,372	$(1,405,062)	$(274,689)

Stock payable issued	14,000,000	14,000	(14,000,000)	(14,000)	-	-	-

Conversion of convertible note payable to common stock	-	-	14,000,000	14,000	-	-	14,000

Beneficial conversion feature related to convertible notes	-	-	-	-	65,000	-	65,000

Net loss	-	-	-	-	-	(97,200)	(97,200)

Balances, March 31, 2022	284,001,000	284,001	14,000,000	14,000	911,372	(1,502,262)	(292,889)

Stock payable issued	14,000,000	14,000	(14,000,000)	(14,000)	-	-	-

Net loss	-	-	-	-	-	(96,944)	(96,944)

Balances, June 30, 2022	298,001,000	298,001	-	-	911,372	(1,599,206)	(389,833)

Net loss	-	-	-	-	-	(90,381)	(90,381)

Balances, September 30, 2022	298,001,000	$298,001	-	$-	$911,372	$(1,689,587)	$(480,214)

	Common Stock		Common Shares to be Issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2020	257,301,000	$257,301	200,000	$200	$838,372	$(1,240,630)	$(144,757)

Conversion of convertible note payable to common stock	12,500,000	12,500	-	-	-	-	12,500

Net loss	-	-	-	-	-	(50,305)	(50,305)

Balances, March 31, 2021	269,801,000	269,801	200,000	200	838,372	(1,290,935)	(182,562)

Stock payable issued	200,000	200	(200,000)	(200)	-	-	-

Net loss	-	-	-	-	-	(37,973)	(37,973)

Balances, June 30, 2021	270,001,000	270,001	-	-	838,372	(1,328,908)	(220,535)

Net loss	-	-	-	-	-	(28,434)	(28,434)

Balances, September 30, 2021	270,001,000	$270,001	-	$-	$838,372	$(1,357,342)	$(248,969)

The accompanying notes are an integral part of these consolidated financial statements

EMPIRE GLOBAL GAMING, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(284,525)	$(116,712)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	100,967	67,448
Amortization of intangible assets	7,480	2,521
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	44,320	(3,668)
Accrued interest	12,071	11,498
Accrued interest - related parties	5,008	5,008

NET CASH USED IN OPERATING ACTIVITIES	(114,679)	(33,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments towards intellectual property	-	(30,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	114,999	-
Principal payments towards convertible notes	(30,000)	-
Proceeds from loans payable - related parties	20,000	-
Proceeds from related party convertible notes payable	10,000	-
Principal payments towards notes payable - other	(1,000)	-
Proceeds from notes payable - other	1,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	114,999	-

Net increase (decrease) in cash	320	(63,905)

Cash, beginning of period	1,207	65,178

Cash, end of period	$1,527	$1,273

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Debt discount on convertible notes payable	$65,000	$-
Conversion of convertible note payable to common stock	$14,000	$12,500

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. For further information, refer to the financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021, filed with the SEC on April 15, 2022.

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

CASH

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At September 30, 2022 and December 31, 2021, the Company had $0 over the insurable limit.

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

INCOME TAXES

The Company is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying unaudited consolidated financial statements, as the Company did not have income through September 30, 2022. There were no uncertain tax positions that would require recognition in the unaudited consolidated financial statements through September 30, 2022.

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

For the three and nine months ended September 30, 2022 and 2021, the Company had no stock based compensation.

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $284,525 during the nine months ended September 30, 2022. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the unaudited balance sheet date. As of September 30, 2022, the Company had an accumulated deficit of $1,689,587 and a working capital deficit of $437,694. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of September 30, 2022 as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of periods ended September 30, 2022 and 2021 have been excluded from the per share computations:

	September 30,
	2022	2021
Convertible notes payable	193,235,190	162,706,400

Total diluted shares	193,235,190	162,706,400

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

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – ASSETS HELD FOR SALE

In January 2021, the Company invested $30,000 to develop a mobile gaming application Blackjack Plus, which is currently available on the Apple iStore. During the nine months ended September 30, 2022, the Company initiated the sale of the Blackjack Plus application to its former CEO for a $30,000 reduction in his note, along with an agreement to license and market the application. The Company is currently in the process of finalizing the transaction.

Before the Blackjack Plus application was sold to the Company’s former CEO, it was exclusively owned by the Company and the Company recorded this as an intangible asset and has determined a useful life of three years for this asset. As of September 30, 2022, the Company reclassified this Blackjack Plus application from intangible assets and recorded it as assets held for sale on the accompanying unaudited consolidated balance sheet.

NOTE 7 – CONVERTIBLE NOTES

On December 1, 2018, the Company issued a grid note payable to a third party for $13,500 which was used for audit and legal fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $102,255 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. From December 1, 2018 to September 30, 2022 the Company borrowed a total of $180,755 under this note payable. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note and recorded a debt discount of $180,755 and $115,755 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, unamortized debt discount for this note was $26,167 and $35,784, respectively, and for the nine months ended September 30, 2022 and 2021, amortization of the debt discount associated with this note was $60,617 and $38,326, respectively.

On March 24, 2021 the note holder converted $12,500 of principal from their convertible note into 12,500,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. On December 13, 2021 the note holder converted $14,000 of principal from their convertible note into 14,000,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. On March 14, 2022 the note holder converted $14,000 of principal from their convertible note into 14,000,000 shares of common stock at a rate of $0.001 per share in accordance with the terms of the convertible note. The principal amount of the note at September 30, 2022 and December 31, 2021 is $140,255 and $89,255 and the related accrued interest is $20,459 and $11,278, respectively.

On June 1, 2019, the Company issued a grid note payable to a third party for $10,118 which was used for audit and filing fees. The note bears interest at 10% per annum and is due on December 31, 2019. This note was extended to December 31, 2020. Through December 31, 2020, the Company borrowed an additional $32,600 relating to this note payable. On November 20, 2020 the Company received a forbearance letter amending the terms of the grid promissory note by adding a conversion feature to the note, thereby making the note a convertible note. The amended note is due on December 31, 2022, bearing interest at 10% per annum. The holder has the option to lend additional amounts to the borrower from time to time in the future, on the terms set forth in this agreement. From June 1, 2019 to September 30, 2022, the Company borrowed total of $54,718 under this note payable. This grid promissory note contains a provision for conversion at the holder’s option of any outstanding principal balance including accrued interest, into the Company’s common stock at a conversion price equal to par value, $0.001 per share. The Company analyzed if the changes to this note were considered a modification or an extinguishment of debt, and determined it was an extinguishment of debt. The Company recognized there was a beneficial conversion feature associated with this note, and recorded a debt discount of $54,718 for all the borrowings under this note. As of September 30, 2022 and December 31, 2021, unamortized debt discount for this note was $3,399 and $29,749, and for the nine months ended September 30, 2022 and 2021, amortization of the debt discount associated with this note was $14,065 and $16,622, respectively.

EMPIRE GLOBAL GAMING, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company made a payment of $30,000 towards the principal balance of this note in April 2022. The principal amount of the note at September 30, 2022 and December 31, 2021 is $24,718 and $54,718, and the related accrued interest is $7,803 and $5,215, respectively.

On March 11, 2022, EMA issued six separate convertible promissory notes totaling $59,999, among which $34,999 was received by March 31, 2022, and $25,000 received in April and May 2022. These notes are due on March 11, 2024, bear interest of 1% per annum and are convertible into shares of EMA common stock at a rate of $0.00174 per share. As of September 30, 2022 the principal amount of these notes is $59,999 and the related accrued interest is $302, of which $10,000 principal has been classified as long term portion of convertible notes payable – related parties on the accompanying unaudited consolidated balance sheet as the convertible note was issued to a company owned by the President of EMA.

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

The Company had notes payable to a stockholder who was our former chief executive officer. The note bears interest at 4% per annum and is due on December 31, 2018. This note was extended to December 31, 2021. As of September 30, 2022, the Company is in the process of selling its BlackJack Plus application to this noteholder for a $30,000 reduction in the principal of this note and for an extension of due date to December 31, 2022. The note payable had an unpaid balance of $167,393 and $167,393 as of September 30, 2022 and December 31, 2021, respectively.

The Company recorded interest expense of $5,008 and $5,008 for the nine months ended September 30, 2022 and 2021, respectively, for this notes payable. Accrued interest related to the remaining note payable was $43,372 and $38,364 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 9 – LOANS PAYABLE – RELATED PARTIES

The Company received loans from a company owned by the President of EMA for working capital purposes totaling $20,000 during the period ending September 30, 2022. These loans are non interest bearing, have no terms and are due on demand.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company evaluates contingencies on an ongoing basis and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations.

NOTE 11 – EQUITY

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

As of September 30, 2022 and December 31, 2021, the Company has 980,000,000 authorized shares of common stock, par value $0.001, of which 298,001,000 and 270,001,000 shares are issued and outstanding, respectively.

NOTE 12 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

We believe that the Company currently does not have the necessary working capital to support existing operations through 2022 since the Company has had minimal revenues and accumulated deficit of $1,689,587 through September 30, 2022. Our primary capital source will be loans from stockholders and potential acquisitions. We are seeking to develop and market the patented technologies, manufacture and sell gaming equipment that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2022, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934.

Going Concern

The Company has experienced recurring net operating losses since inception and had negative working capital of $437,694 and stockholders’ deficit of $480,214 at September 30, 2022. Because of these factors, among others, it raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

The following table summarizes the results of our operations during the three months ended September 30, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s three month period to the prior year’s three month period:

	Three Months Ended:
	September 30, 2022	September 30, 2021	Variance	Percentage
Revenue	$—	$9	$(9)	-100.00%
Operating expenses	(50,492)	(2,470)	(48,022)	1944.21%
Other expense	(39,889)	(25,973)	(13,916)	53.58%
Net loss	$(90,381)	$(28,434)	$(61,947)	217.86%

The variance between the net loss of $90,381 for the three months ended September 30, 2022 compared to the net loss of $28,434 for the same period in 2021 was primarily attributable to an increase in payroll expenses and general and administrative expenses.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

The following table summarizes the results of our operations during the nine months ended September 30, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year’s nine month period to the prior year’s nine month period:

	Nine Months Ended:
	September 30, 2022	September 30, 2021	Variance	Percentage
Revenue	$—	$31	$(31)	-100.00%
Operating expenses	(158,998)	(30,268)	(128,730)	425.30%
Other expense	(125,527)	(86,475)	(39,052)	45.16%
Net loss	$(284,525)	$(116,712)	$(167,813)	143.78%

The variance between the net loss of $284,525 for the nine months ended September 30, 2022 compared to the net loss of $116,712 for the same period in 2021 was primarily attributable to an increase in payroll expenses and general and administrative expenses.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

At September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2021 in our internal control over financial reporting identified in connection with the evaluation of disclosures controls and procedures discussed above that occurred during the period ended September 30, 2022, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EMPIRE GLOBAL GAMING, INC.

Dated: November 21, 2022	By	/s/ Michael Armandi
Michael Armandi
Chief Executive Officer and Director